Form 10-Q
period 1995-09-30
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1995-11-13
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

                             or

/  /Transition Report Pursuant to Section 13 or 15(d)of  the
Securities Exchange Act of 1934

For the Transition Period Ended ______________________

                    Commission File Number 0-13457


                Sterling Drilling Fund 1984-1
     (Exact name of registrant as specified in charter)

                          New York
      (State or other jurisdiction of incorporation or
                        organization)

                         13-3234373
            (IRS employer identification number)

      One Landmark Square, Stamford, Connecticut  06901
    (Address and Zip Code of principal executive offices)

                       (203) 358-5700

    (Registrant's telephone number, including area code)

                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes  /X/  No   / /


Part I

Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and
1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed to the Limited Partners $1,639,390. Such cash distributions are equivalent to 17.75% of original total Limited Partner capital contributions.

Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next three months.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10%, as of December 31, 1994 was approximately $514,000 as compared to the December 31, 1993 amount of $1,042,000.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Overall operating revenues decreased from $236,464 in 1994 to $187,522 in 1995. Revenue received from oil production included a minor decline due to lower production offset by higher average price, from 2,655 BBls in 1994 to 2,416 Bbls in 1995, and the average price per barrel increased, from $14.99 in 1994 to $ 15.74 in 1995. The majority of the revenue decrease is directly attributable to the gas production decline, from 66,540 MCF in 1994 to 64,405 in 1995, combined with the average price per MCF decline, from $2.91 in 1994 to $ 2.21 in 1995. The partnership is participating in workovers on several of its wells. These wells were chosen because it was determined production could be increased or maintained for a longer period of time. The work performed on these wells commenced in the last month of the third quarter and will continue into the fourth quarter. Therefore, any results from the workover's performed will not be readily apparent until the end of this year or possibly the beginning of next year.

Production expenses in 1994, $119,587, were higher than 1995's expenses of $ 91,949 because of the severe weather conditions which occurred throughout the winter and spring of last year. These conditions created additional location, line outages, roadway maintenance and electrical repairs. With the exception of the additional work performed on specific wells, the production expenses for 1995 were of a normal nature to maintain the general upkeep of the wells and well-sites.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The   Partnership  records  additional  depreciation,  depletion   and
amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $450,000. The lower cost basis of the properties resulted in lower depreciation during 1995.


4. Other-

In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No.
121)which  is effective for the fiscal years beginning after  December
15,  1995.   This statement establishes accounting standards  for  the
impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with
SFAS No. 121.

The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.

PART II
Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.

                          S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sterling Drilling Fund 1984-1

 November 13,  1995           BY: /S/Charles E. Drimal, Jr.
 (DATE)                        --------------------------
                               Charles E. Drimal, Jr.
                               General Partner




                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets
                         (unaudited)
                                    September 30,      December
                                         1995          31, 1994
Assets
Current Assets:
  Cash and cash equivalents       $         10,644  $      38,524
                                       -----------    -----------
      Total current assets                  10,644         38,524

Oil and Gas properties -
successful efforts method:
  Leasehold costs                          323,260        323,260
  Well and related facilities            7,558,325      7,502,809
   less accumulated
    depreciation,
    depletion and amortization          (6,859,653)    (6,805,924)
                                       -----------    -----------
                                         1,021,932      1,020,145
                                       -----------    -----------
       Total assets               $      1,032,576  $   1,058,669

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates              $         47,670  $      33,321
                                       -----------    -----------
        Total current liabilities           47,670         33,321
                                       -----------    -----------

  Partners' Equity
   Limited partners                      1,022,620      1,062,782
   General partners                        (37,714)       (37,434)
                                       -----------    -----------
         Total partners' equity            984,906      1,025,348
                                       -----------    -----------

         Total liabilities and
          partners' equity        $      1,032,576    $ 1,058,669
                                        ==========    ===========





See accompanying note to financial statements



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    148,142      39,380 $    187,522
Interest income                    1,069          68        1,137
                                --------    --------      -------
  Total Revenue                  149,211      39,448      188,659
                                --------    --------      -------

Costs and Expenses:
Production expense                72,640      19,309       91,949
General and administrative
 to a related party               29,627       7,876       37,503
General and administrative        13,511       3,592       17,103
Depreciation, depletion
 and amortization                 50,505       3,224       53,729
                                --------    --------      -------
  Total Costs and Expenses       166,283      34,001      200,284
                                --------    --------      -------
  Net Income(loss)          $    (17,072)      5,447  $   (11,625)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (1.85)
                                  ======

See accompanying note to financial statements



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1994

                                 Limited    General
                                Partners    Partners      Total
Revenue:
Operating revenue             $   186,807     49,657 $    236,464
Interest income                       765         49          814
                                  -------    -------    ---------
  Total Revenue                   187,572     49,706      237,278
                                  -------    -------    ---------

Costs and Expenses:
Production expense                 94,474     25,113      119,587
General and administrative
 to a related party                59,724     15,876       75,600
General and administrative         13,449      2,373       15,822
Depreciation, depletion
 and amortization                  64,736      4,132       68,868
                                  -------    -------     --------
  Total Costs and Expenses        232,383     47,494      279,877
                                  -------    -------    ---------
  Net Income(loss)            $   (44,811)     2,212  $  (42,599)
                                 ========    =======    =========
Net Income(loss)
    per equity unit           $     (4.85)
                                 ========



See accompanying not financial statements


                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    45,619      12,127 $    57,746
Interest income                        133           8         141
                                  --------    --------    --------
  Total Revenue                     45,752      12,135      57,887
                                  --------    --------    --------

Costs and Expenses:
Production expense                  21,977       5,841      27,818
General and administrative
 to a related party                  9,875       2,626      12,501
General and administrative           2,963         788       3,751
Depreciation, depletion
 and amortization                   18,572       1,186      19,758
                                  --------    --------    --------
  Total Costs and Expenses          53,387      10,441      63,828
                                  --------    --------    --------
  Net Income(loss)             $    (7,635)      1,694  $   (5,941)
                                  ========    ========    ========
Net Income(loss)
    per equity unit            $    (0.83)
                                  ========


See accompanying not financial statements



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     65,513      17,414 $       82,927
Interest income                      214          14            228
                                --------    --------    -----------
  Total Revenue                   65,727      17,428         83,155
                                --------    --------    -----------

Costs and Expenses:
Production expense                27,631       7,346         34,977
General and administrative
 to a related party               19,908       5,292         25,200
General and administrative         4,834          83          4,917
Depreciation, depletion
 and amortization                 21,579       1,377         22,956
                                --------    --------    -----------
  Total Costs and Expenses        73,952      14,098         88,050
                                --------    --------    -----------
  Net Income(loss)          $     (8,225)      3,330  $      (4,895)
                                ========    ========    ===========
Net Income(loss)
    per equity unit         $      (0.89)
                                  ======


See accompanying not financial statements




                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                               Limited     General
                               Partners    Partners    Total

Balance at beginning of
period                      $  1,062,782    (37,434)  $   1,025,348
  Partners' Contribution               0        161             161
  Cash Distributions             (23,090)    (5,888)        (28,978)
  Net Income(Loss)               (17,072)     5,447         (11,625)
                                --------   --------     -----------
Balance at end of period    $  1,022,620    (37,714)  $     984,906
                                ========   ========     ===========


                                   Nine Months Ended
                                   September 30, 1994

                              Limited      General
                              Partners     Partners    Total

Balance at beginning of
period                      $  1,609,179      2,325  $   1,611,504
  Partners' Contribution               0        162            162
  Cash Distributions             (23,090)    (5,984)       (29,074)
  Net Income(Loss)               (44,811)     2,212        (42,599)
                                --------   --------    -----------
Balance at end of period    $  1,541,278     (1,285)  $  1,539,993
                                ========   ========    ===========





See accompanying not financial statements


                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                               Limited        General
                               Partners       Partners      Total

Balance at beginning of
period                       $    1,030,255     (39,569)  $   990,686
  Partners' Contribution                  0         161           161
  Cash Distributions                      0           0             0
  Net Income(Loss)                   (7,635)      1,694        (5,941)
                                   --------    --------     ---------
Balance at end of period     $    1,022,620     (37,714)  $   984,906
                                   ========    ========     =========


                                   Three Months Ended
                                   September 30, 1994

                              Limited        General
                              Partners       Partners    Total

Balance at beginning of
period                      $   1,549,503      (4,777)  $ 1,544,726
  Partners' Contribution                0         162           162
  Cash Distributions                    0           0             0
  Net Income(Loss)                 (8,225)      3,330        (4,895)
                               ----------    --------     ---------
Balance at end of period    $   1,541,278      (1,285)  $ 1,539,993
                               ==========    ========     =========




See accompanying not financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                         Nine months    Nine months
                                            ended          ended
                                          September      September
                                          30, 1995        30, 1994

Net cash provided by operating
activities                            $       56,453  $       13,841
                                          ----------     -----------
Cash flows from financing activities:
  Partners' contributions                        161             162
  Distribution to partners                   (28,978)        (29,074)
                                          ----------     -----------
Net cash used in financing activities        (28,817)        (28,912)
                                         -----------     -----------
Cash flows from investing activities:
  Investment in wells and related
  equipment                                  (55,516)               0
                                           ----------      ----------
Net cash used in investing activities        (55,516)               0
                                          -----------     -----------

Net increase(decrease) in cash and
  cash equivalents                           (27,880)        (15,071)
Cash and cash equivalents at
  beginning of period                         38,524          32,820
                                          -----------     -----------
Cash and cash equivalents at end of
period                                $       10,644  $       17,749
                                         ===========     ===========


see accompanying note to financials


                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                     September 30, 1995



1. The accompanying statements for the period ending
September 30, 1995, are unaudited but reflect all adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior periods' financial statements to conform to current period presentation.