Form 10-K
period 1995-12-31
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1996-03-25
CIK 748858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)
 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NO. 0-13457

                      STERLING DRILLING FUND 1984-1, L.P.
             (Exact name of registrant as specified in its charter)


                NEW YORK                                        13-3234373
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

          ONE LANDMARK SQUARE
         STAMFORD, CONNECTICUT                                     06901
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (203) 358-5700

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          UNITS OF LIMITED PARTNERSHIP
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  YES  X  NO
                                                                      ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 1996, was: 9,236.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                      STERLING DRILLING FUND 1984-1, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995

                                     PART I

ITEM 1.  BUSINESS

         Sterling Drilling Fund 1984-1, L.P., formerly Sterling-Fuel Resources Drilling Fund 1984-1 (the "Registrant" or the "Partnership") is a limited partnership formed under the laws of the State of New York on June 26, 1984. The sole business of the Partnership was the drilling of formation extension wells principally for natural gas in various locations in the State of West Virginia. No exploratory drilling was undertaken.

         The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation, which is a wholly-owned subsidiary of PrimeEnergy Corporation, a publicly held Delaware corporation. Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation, and Mr. Campbell is a Director of PrimeEnergy Corporation.

         The aggregate contributions to the Partnership were $9,236,000 all of which, net of the organization expenses of the Partnership, was expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Boone, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia and various counties in eastern Kentucky. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly-owned subsidiaries of PrimeEnergy Corporation.

         During 1995, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1996, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

COMPETITION AND MARKETS

         Competitors of the Partnership in the marketing of its oil and gas production include oil and gas companies, independent concerns, and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to the Partnership. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydro-electric power.

         The availability of a ready market for any oil and gas produced by the Partnership at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Partnership, including the extent of domestic production and importation of oil and gas, the proximity of the Partnership's producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and pricing, use and allocation of oil and gas and their substitute fuels.

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with
producing wells.   The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1995, about $163,000, or 88%, of the Partnership's gas production was sold to Phoenix Energy Sales Company and about $43,000 or 96%, of the Partnership's oil production was sold to American Rivers Terminals. Neither of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1995 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

REGULATION

         The Partnership's oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to, among other things, drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters, all of which may affect the Partnership's future operations and production of oil and gas. The Partnership's natural gas production and prices received for natural gas are regulated by the Federal Energy Regulatory Commission and the Natural Gas Policy Act of 1978 and various state regulations. The Partnership was subject to the Crude Oil Windfall Profit Tax Act of 1980, which imposed an excise tax on producers of crude oil at various rates for prices received in excess of certain historical base prices. That Act was repealed in August, 1988.

The Partnership is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

         The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporters affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

         A number of legislative proposals have been introduced in Congress and the state legislatures of various states, that, if enacted, would significantly affect the petroleum industry. Such proposals involve, among other things, the imposition of land and use controls and certain measures designed to prevent petroleum companies from acquiring assets in other energy areas. In addition, there is always the possibility that if market conditions change dramatically in favor of oil and gas producers that some new form of "windfall profit" or severance tax may be proposed for and imposed upon either oil or gas. At the present time it is impossible to predict which proposals, if any, will actually be enacted by Congress or the various state legislatures. The Partnership believes that it will comply with all orders and regulations applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

TAXATION

         The Partnership received an opinion of its counsel that the Partnership would be classified as a partnership and the holders of Partnership Units would be treated as limited partners for federal income tax purposes.
The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns. Each holder of Partnership Units will be allocated his distributive shares of the Partnership's income, gain, profit, loss, deductions, credits, tax preference items and distributions for any taxable year of the Partnership ending within or with his taxable year without regard as to whether such holder has received or will receive any cash distributions from the Partnership.

ITEM 2.  PROPERTIES

         The Partnership has no interest in any properties other than its oil and gas properties. The information set forth below summarizes the Partnership's oil and gas wells, production and reserves, for the periods indicated.

PRODUCING WELLS AND OPERATING INFORMATION

         The Partnership, following its formation, and in October, 1984, contracted for the drilling of 32 development wells, which resulted in 32 producing wells.

         As of December 31, 1995, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                    Gross           Net
                                                    -----           ---
                 Oil Wells  . . . . . . . . . . .       1               1
                 Gas Wells  . . . . . . . . . . .      37          28.975

         Producing acres  . . . . . . . . . . . .   3,078           2,410

---------------
         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                 1995         1994        1993       1992         1991
                                                 ----         ----        ----       ----         ----
 Production:
    Oil and Condensate (bbl) . . . . . . .      2,745        3,298       3,454      4,106        3,643
    Gas (Mcf)  . . . . . . . . . . . . . .     83,970       75,776      90,583     90,359      104,926
 Average Price of Sales:
    Oil and Condensate ($ per bbl) . . . .    $ 15.70        13.36       16.95      17.76        18.26
    Gas ($ per Mcf)  . . . . . . . . . . .    $  2.38         3.14        2.83       2.32         2.43
 Production Expense per Dollar
    of Operating Revenue . . . . . . . . .    $  0.51         0.55        0.51       0.53         0.52

OIL AND GAS RESERVES

   The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                        Proved Developed
                As of                                   ----------------
                12-31                             Oil (bbls)          Gas (Mcf)
                -----                             ----------          ---------
                1991                                42,000            1,690,000
                1992                                46,000            1,538,000
                1993                                45,000            1,462,000
                1994                                36,000            1,242,000
                1995                                43,000            1,678,000

   The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                  Proved Developed
                                                  ----------------
                As of                      Future Net          Present Value of
                12-31                        Revenue          Future Net Revenue
                -----                      ----------         ------------------
                1991                       $1,758,000             $   843,000
                1992                        2,392,000               1,147,000
                1993                        2,108,000               1,042,000
                1994                        1,036,000                 514,000
                1995                        1,632,000                 689,000

   Since January 1, 1995, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.         LEGAL PROCEEDINGS

   The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted during 1995 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

   There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 1996, there were 736 holders of record of the Units.

   The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 1995 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 1995, is $1,639,390.

   The Managing General Partner may be required to purchase Units directly from the unit holders if presented to the Managing General Partner, subject to conditions, including limitations on numbers of Units, and at a price to be fixed by the Managing General Partner in accordance with certain procedures, all as provided for in the Limited Partnership Agreement of the Partnership.

ITEM 6.         SELECTED FINANCIAL DATA

   The information required hereunder is set forth under "Selected Financial Data" in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

   The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required hereunder is set forth under "Report of Independent Public Accountants," "Balance Sheets," "Statements of Operations," "Statements of Changes in Partners' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There was no disagreement between the Partnership and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 1995, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

   Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 153 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

   Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

   Charles E. Drimal, Jr., age 47, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

   Beverly A. Cummings, age 42, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

   Bennie H. Wallace, Jr., age 43, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

   Lynne G. Pizor, age 36, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

   James F. Gilbert, age 63, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.        EXECUTIVE COMPENSATION

   The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1995, the allocation of general and administrative expenses to the Partnership was $60,000.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 1996, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                            Number
   Name And Address Of Beneficial Owner                    Of Units    Percent
   ------------------------------------                    --------    -------
   PrimeEnergy Management Corporation
     One Landmark Square
     Stamford, CT 06901  . . . . . . . . . . . . . . . .      633        6.85
   General Partners as a Group
     One Landmark Square
     Stamford, CT 06901  . . . . . . . . . . . . . . . .      763        8.26


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1995 was paid well operating fees ranging from about $349 to $510 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1995, the Partnership paid an aggregate of $79,184 in such fees and expenses.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

         (a)     The following documents are filed as a part of this Report:


                 1. Financial Statements (Index to the Financial Information at page F-1)

                 2.       Exhibits:

                           (3) Form of Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1984-1, now Sterling Drilling Fund 1984-1, L.P. (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1984-1, L.P. Form 10-K for the year ended December 31, 1994.)

                          (24)    Consent of Ryder Scott Company (filed
                                  herewith)

                          (27)    Financial Data Schedule. (filed herewith)

         (b)     Reports on Form 8-K:

                 No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1996.


                                        Sterling Drilling Fund 1984-1, L.P.
                                        By: PrimeEnergy Management Corporation
                                            Managing General Partner



                                        By: /s/  Charles E. Drimal, Jr.
                                            -----------------------------------
                                            Charles E. Drimal, Jr.
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1996.


/s/  Charles E. Drimal, Jr.         Director and President,
---------------------------         PrimeEnergy Management Corporation;
     Charles E. Drimal, Jr.         The Principal Executive Officer





/s/  Beverly A. Cummings            Director and Vice President and Treasurer,
---------------------------         PrimeEnergy Management Corporation;
     Beverly A. Cummings            The Principal Financial and Accounting
                                    Officer





/s/  Bennie H. Wallace, Jr.         Director, PrimeEnergy Management
---------------------------         Corporation
     Bennie H. Wallace, Jr.


                      STERLING DRILLING FUND 1984-1, L.P.
                        (A NEW YORK LIMITED PARTNERSHIP)

                  INDEX TO FINANCIAL INFORMATION AND SCHEDULES


                                                                         Page No.
                                                                         --------
Selected Financial Data                                                    F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        F-2


Report of Independent Public Accountant                                    F-5

Financial Statements:

         Balance Sheets, December 31, 1995 and 1994                        F-6

         Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993                                  F-7

         Statements of Changes in Partners' Equity for the
         Years Ended December 31, 1995, 1994 and 1993                      F-8

         Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993                                  F-9

         Notes to Financial Statements                                     F-10

Schedules:

         V  -     Property and Equipment - Oil and Gas Properties for
                  the Years Ended December 31, 1995, 1994 and 1993         F-18

         VI -     Accumulated Depreciation, Depletion, and
                  Amortization - Oil and Gas Properties for the
                  Years Ended December 31, 1995, 1994 and 1993             F-19


All other schedules have been omitted as the information required is either included in the financial statements, or related notes, or is not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data to highlight significant trends in the Registrant's financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                                               Year Ended December 31,  (000's omitted)
                                               ----------------------------------------
                                         1995        1994        1993        1992       1991
                                         ----        ----        ----        ----       ----
Revenues  . . . . . . . . . . .      $    317         283          323        283         923
Net Income (loss):
   Limited Partners . . . . . .            40        (523)        (107)      (127)       (484)
   General Partners . . . . . .            23         (34)         (10)       (15)        (44)
   Per equity unit  . . . . . .          4.38      (56.66)      (11.64)    (13.78)     (52.43)
Total assets  . . . . . . . . .         1,060       1,058        1,612      1,758       1,987
Cash distributions:
   Limited Partners . . . . . .      $     23          23           23         23          46
   General Partners . . . . . .      $      6           6            6          6          11
   Limited partners as a % of
     original contribution  . .          0.25%       0.25%        0.25%      0.25%       0.50%


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1995, the General Partners have distributed $1,639,390 or 17.75% of original Limited Partner capital contributions, to the Limited Partners. The occasional shut-in of the Partnership's wells, combined with the current level of wellhead prices, may have an adverse impact on the cash available for distribution to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1995, was approximately $689,126, as compared to $513,594 as of December 31, 1994. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1995, when compared to the low gas price in effect as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to fall significantly below the December 31, 1995, price in the near future.

However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in October, 1984, for $7,750,000. Pursuant to the terms of this contract, thirty-two wells were drilled resulting in thirty-two producing wells.

         3. Results of operations:

         1995 compared to 1994

         Operating revenue declined from $282,404 in 1994 to $242,920 in 1995. This decline can be attributed to a production increase from 75,776 mcfs in 1994 to 83,970 mcfs in 1995, combined with an average price per mcf decrease from $3.14 in 1994 to $2.38 in 1995.

         The Partnership was paid spot prices throughout all of 1995 for its gas produced. Spot prices fluctuate and were low during off peak usage times of the year. The Partnership generally renews contracts as they come due for an additional twelve month period. The Partnership was under a fixed contract price for the first nine months of 1994. The price offered in 1994 at the renewal date for the 1994-1995 contracts, was lower than was deemed favorable. Therefore, the price remained at spot prices during 1994 and 1995. During the fourth quarter of 1995, the Partnership locked into a twelve month fixed price contract.

         Columbia Gas Transmission Corp., a gas purchaser of the Partnership's gas, filed a Chapter 11 petition in the U.S. Bankruptcy Court in Wilmington, Delaware, on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any active contracts. The Partnership filed a claim with the Bankruptcy Court to recover revenues suspended at the time the bankruptcy occurred. Such amounts were not recorded during the applicable period since the claim amount was undetermined and open-ended. The Court's settlement of the Columbia bankruptcy proceedings were finalized in November of 1995. The Partnership received $73,129, which was reported as other income for 1995.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses decreased from $155,414 in 1994 to $123,898 in 1995. The higher production expenses in 1994 were attributed to higher labor, repairs and location costs associated with the inclement weather conditions throughout 1994. The weather caused line damages, floods and other situations that increased normal maintenance costs. General and administrative costs showed a substantial decrease from $130,339 in 1994 to $81,141 in 1995. Amounts in both years are substantially less than the $461,800 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. The Partnership recorded a downward revision of $450,000 in 1994. No additional revision was needed in 1995. Depreciation, depletion and amortization rates as well as the Partnership's basis in its properties were significantly lower in 1995 compared to 1994. Therefore, the Partnership's depreciation, depletion and amortization expense was lower in 1995 than in 1994, $48,661 and $104,898 respectively.

         1994 compared to 1993

         Operating revenue declined from $321,949 in 1993 to $282,404 in 1994. This decline can be attributed to both a production decline as well as lower prices received during the last quarter of 1994. The Partnership generally renews contracts as they come due for an additional twelve month period. The price offered at the renewal date for the contracts was lower than was deemed favorable. The Partnership is currently selling, at spot prices to its normal purchasers until the Partnership can lock into a twelve month contract with a favorable price. The contract price in effect for three months of 1993 and nine months of 1994 resulted in a slightly higher average mcf price of $3.14 for 1994 as compared with $2.83 for 1993. The price increase was significantly offset by a decline in production from 90,583 mcf in 1993 to 75,776 in 1994.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses decreased from $162,754 in 1993 to $155,419 in 1994 due to variable costs associated with production activity. General and administrative costs showed a substantial decrease from $180,129 in 1993 to $130,339 in 1994. Amounts in both years are substantially less then the $461,800 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. The Partnership recorded a downward revision of $450,000 in 1994. No revision was needed in 1993. Depreciation, depletion and amortization rates were significantly higher in 1994 compared to 1993 resulting in a higher normal depletion expense, $104,898 for 1994 as compared to $97,510 in 1993. The higher rates are directly attributable to the downward revision in the oil and gas reserves due to lower year-end prices.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ PUSTORINO, PUGLISI & CO., P.C.
PUSTORINO, PUGLISI & CO., P.C.
New York, New York
March 5, 1996

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994





                                     Assets
                                     ------

                                                      1995                  1994
                                                    ---------            ----------
Current Assets:
  Cash and cash equivalents (Note 2)                $    1,401           $   38,524
  Due from affiliates (Note 6)                          23,295                -
                                                    ----------           ----------
     Total Current Assets                               24,696               38,524
                                                    ----------           ----------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                      323,260              323,260
  Wells and related facilities                       7,566,712            7,502,809
                                                    ----------           ----------
      Total                                          7,889,972            7,826,069
  Less - Accumulated depreciation and depletion
          and amortization                          (6,854,585)          (6,805,924)
                                                    ----------           ----------
                                                     1,035,387            1,020,145
                                                    ----------           ----------

     Total Assets                                   $1,060,083           $1,058,669
                                                    ==========           ==========




                       Liabilities and Partners' Equity
                       --------------------------------

Current Liabilities:
  Due to affiliates (Note 6)                        $    -               $   33,321
                                                    ----------           ----------
     Total Current Liabilities                           -                   33,321
                                                    ----------           ----------

Partners' Equity:
  Limited partners                                   1,080,167            1,062,782
  General partners                                     (20,084)             (37,434)
                                                    ----------           ----------
     Total Partners' Equity                          1,060,083            1,025,348
                                                    ----------           ----------

     Total Liabilities and Partners' Equity         $1,060,083           $1,058,669
                                                    ==========           ==========





  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                     1995                                              1994
                                    -----------------------------------------       -----------------------------------------
                                    Limited         General                         Limited          General
                                    Partners        Partners          Total         Partners         Partners         Total
                                    --------        --------        ---------       --------         --------       ---------
Revenues:
  Operating revenues
   from related party               $   -           $  -             $   -          $    -             $   -        $    -
  Operating revenues                 191,907         51,013           242,920         223,099            59,305       282,404
  Interest                               950            252             1,202             943                60         1,003
  Other Revenue
   (Note 11)                          57,772         15,357            73,129            -                 -             -
                                    --------        -------          --------       ---------          --------     ---------

     Total Revenues                  250,629         66,622           317,251         224,042            59,365       283,407
                                    --------        -------          --------       ---------          --------     ---------

Costs and Expenses:
  Production expenses                 97,879         26,019           123,898         122,777            32,637       155,414
  Depreciation,
   depletion and
   amortization                       48,174            487            48,661         521,604            33,294       554,898
  General and
   administrative
   expenses (Note 7)                  64,101         17,040            81,141         102,968            27,371       130,339
                                    --------        -------          --------       ---------          --------     ---------

    Total Expenses                   210,154         43,546           253,700         747,349            93,302       840,651
                                    --------        -------          --------       ---------          --------     ---------

     Net Income (Loss)              $ 40,475        $23,076          $ 63,551       $(523,307)         $(33,937)    $(557,244)
                                    ========        =======          ========       =========          ========     =========

   Net Income (Loss)
   Per Equity Unit
   (Note 2)                            $4.38                                          $(56.66)
                                       =====                                          =======
                                                          1993
                                       ------------------------------------------
                                       Limited           General
                                       Partners          Partners         Total
                                       --------          --------        --------
Revenues:
  Operating revenues
   from related party                  $   6,448         $  1,714        $   8,162
  Operating revenues                     247,892           65,895          313,787
  Interest                                   721               46              767
  Other Revenue
   (Note 11)                                -                -                -
                                       ---------         --------        ---------

     Total Revenues                      255,061           67,655          322,716
                                       ---------         --------        ---------

Costs and Expenses:
  Production expenses                    128,575           34,179          162,754
  Depreciation,
   depletion and
   amortization                           91,659            5,851           97,510
  General and
   administrative
   expenses (Note 7)                     142,302           37,827          180,129
                                       ---------         --------        ---------
    Total Expenses                       362,536           77,857          440,393
                                       ---------         --------        ---------

     Net Income (Loss)                 $(107,475)        $(10,202)       $(117,677)
                                       =========         ========        =========

   Net Income (Loss)
   Per Equity Unit
   (Note 2)                              $(11.64)
                                         =======


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                       Limited        General
                                       Partners       Partners         Total
                                      ---------       --------       ---------
Balance at December 31, 1992          $1,739,744      $ 18,439       $1,758,183

Partners' contributions                     -              162              162

Distributions to partners                (23,090)       (6,074)         (29,164)

Net (Loss)                              (107,475)      (10,202)        (117,677)
                                      ----------      --------       ----------

Balance at December 31, 1993           1,609,179         2,325        1,611,504

Partners' contributions                     -              162              162

Distributions to partners                (23,090)       (5,984)         (29,074)

Net (Loss)                              (523,307)      (33,937)        (557,244)
                                      ----------      --------       ----------

Balance at December 31, 1994           1,062,782       (37,434)       1,025,348

Partners' contributions                     -              162              162

Distributions to partners                (23,090)       (5,888)         (28,978)

Net Income                                40,475        23,076           63,551
                                      ----------      --------       ----------


Balance at December 31, 1995          $1,080,167      $(20,084)      $1,060,083
                                      ==========      =========      ==========





  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                       1995         1994         1993
                                                      --------    --------     --------
Cash Flows From Operating Activities:
 Net (loss)                                           $ 63,551    $(557,244)   $(117,677)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization             48,661      554,898       97,510
   Changes in Assets and Liabilities:
    Due to affiliates                                  (23,295)      36,962       26,314
    Due from affiliates                                (33,321)        -            -
                                                      --------    ---------    ---------
      Net Cash Provided by Operating Activities         55,596       34,616        6,147
                                                      --------    ---------    ---------

Cash Flows From Investing Activities:
  Property additions                                   (63,903)        -            -
  Credit on uncompleted wells and related
    equipment                                             -            -          38,812
                                                      --------    ---------    ---------
     Net Cash Provided by Investing Activities         (63,903)        -          38,812
                                                      --------    ---------    ---------

Cash Flows From Financing Activities:
  Partners' contributions                                  162          162          162
  Distributions to partners                            (28,978)     (29,074)     (29,164)
                                                      --------    ---------    ---------
     Net Cash Used in Financing Activities             (28,816)     (28,912)     (29,002)
                                                      --------    ---------    ---------

Net increase (decrease) in cash and cash               (37,123)       5,704       15,957
 equivalents

Cash and cash equivalents, beginning of year            38,524       32,820       16,863
                                                      --------    ---------    ---------

Cash and cash equivalents, end of year                $  1,401    $  38,524    $  32,820
                                                      ========    =========    =========


Supplemental Disclosures:
  Interest received during the year                     $1,202       $1,003         $767
                                                        ======       ======         ====


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



(1)      Organization and Capital Contributions:

         Sterling Drilling Fund 1984-1, L.P., was formed on June 26, 1984, in the state of West Virginia, for the primary purpose of acquiring, developing and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Nine thousand two hundred thirty-six limited partnership units, (9,236), were sold at $1,000 per unit aggregating total limited partner contributions of $9,236,000. The general partners' contributions amounted to $506,656. Partnership operations commenced on October 19, 1984.


(2)      Summary of Significant Accounting Policies:

         Revenue Recognition:

         The Partnership recognizes operating revenues, consisting of sales of oil and gas production, in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

         Basis of Accounting-

         The accounts of the Partnership are maintained in accordance with accounting practices permitted for federal income tax reporting purposes. Under this method of accounting, (a) substantially all exploration and development costs except leasehold and equipment costs are expensed as paid, (b) costs of abandoned leases and equipment are expensed when abandoned, and (c) depreciation (for equipment placed in service) is provided on an accelerated basis. In order to present the accompanying financial statements in accordance with generally accepted accounting principles, memorandum adjustments have been made to account for oil and gas properties, as discussed below.

         Oil and Gas Producing Activities-

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


(2)      Summary of Significant Accounting Policies - (Cont'd):

         production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

         Federal Income Taxes -

         As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

         Limited Partners' Loss Per Equity Unit:

         The limited partners' loss per equity unit is computed on the 9,236 limited partner equity units.

         Cash and Cash Equivalents -

         For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

         Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Standards:

         The Partnership has elected to implement the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


(3)      Oil and Gas Properties:

         The Partnership acquired leases or farmouts from PEMC at its cost. Cost is defined as any amount paid for delay rentals, lease bonuses, if any, surveys and other expenses including such portion of any of the general partners', or their affiliates' reasonable, necessary and actual expenses for geological, geophysical, seismic, land, engineering, drafting, accounting, legal and other services. The Partnership currently pays royalties of approximately 12.5% to 18.4% of the selling price of the oil and gas extracted.

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1995, 1994 and 1993:

                                                    1995      1994     1993
                                                   ------    ------   ------
             Average sales price per MCF of gas    $ 2.38    $ 3.14   $ 2.83
             Average sales price per BBL of oil
              and other liquids                     15.70     13.36    16.95
             Production expense per dollar of
              operating revenue                      0.51      0.55     0.51


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1996. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1995, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                                 (Unaudited)
                                                           -----------------------
                                                           GAS (MCF)     OIL (BBL)
                                                           ---------     ---------
         Reserves as of December 31, 1992                  1,537,580      45,890
         Revisions of previous estimates                      14,855       2,387
         Production                                          (90,583)     (3,454)
                                                           ---------      ------

         Reserves as of December 31, 1993                  1,461,852      44,823
         Revisions of previous estimates                    (144,033)     (5,213)
         Production                                          (75,776)     (3,298)
                                                           ---------      ------

         Reserves as of December 31, 1994                  1,242,043      36,312
         Revisions of previous estimates                     519,599       9,268
         Production                                          (83,970)     (2,745)
                                                           ---------      ------

         Reserves as of December 31, 1995                  1,677,672      42,835
                                                           =========      ======

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993





(4)      Quantities of Oil and Gas Reserves - (Cont'd):

         Should current prices continue into the future, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond the level included in the above table.

         Revisions arise from changes in current prices , as well as, engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision of 1995 or 1993, however, an additional provision of $450,000 was recorded for 1994.
         If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income for the year ended December 31, 1995 or 1993 would not have been reduced , however, for the year ended December 31, 1994 it would have been reduced by an additional $125,000.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993





(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                           Limited     General
                                                           Partners    Partners
                                                           --------    --------
         Participation in Costs:
           Sales commissions and dealer manager fees        100%          -%
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1984-1, L.P.               -          100
           Management fee                                    100           -
           Lease acquisition costs                            94           6
           Drilling and completion costs                      94           6
           General and administrative expenses                79          21
           Production operator's fee                          79          21
           Operating expenses                                 79          21
           All other costs                                    94           6

         Participation in Revenues:
           Sale of production                                 79          21
           Sale of properties                                 94           6
           Sale of equipment                                  94           6
           All other revenues                                 94           6


(6)      Transactions With Affiliates:

         (a) The due to/from affiliates at December 1995 and 1994, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $365 for each producing gas well and $510 for each producing or combination gas and oil well, based on the Partnership's

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993





(6)      Transactions With Affiliates - (Cont'd):

               percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 1995, 1994 and 1993, $64,538, $85,154, and $85,560 of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1995, $33,475 was due from certain general partners for such costs.


(7)      General and Administrative Expenses:

         In accordance with the Management Agreement, the general partners will be reimbursed for the portion of their in-house overhead, including salaries and related benefits, attributable to the affairs and operations of the Partnership.

         This amount, combined with certain direct expenses for geology, engineering, legal, accounting, auditing, insurance and other items shall not exceed an annual amount equal to 5% of limited partner capital contributions. Excess expenses shall be borne by the general partners in their individual capacity.

         During 1995, 1994 and 1993, the Partnership accrued general and administrative expenses incurred on its behalf by a general partner of $60,000, $110,800 and $159,965.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993




(8)      Federal Income Taxes:

         The following is a reconciliation between the net (loss) as reported on the Partnership's federal income tax return and the net (loss) reported in the accompanying financial statements:

                                                    Year Ended December 31,
                                            -------------------------------------
                                              1995          1994          1993
                                            ---------     ---------     ---------
         Net (loss) as reported on
          the Partnership's federal
          income tax return                  $48,107      $  (2,975)   $ (22,463)

         Gain on sale of property
          reported differently for
          financial reporting
          purposes and for income
          tax reporting purposes              63,903         -              -

         Depreciation, depletion and
          amortization for income
          tax purposes in excess
          of (less than) financial
          reporting amount                   (48,661)      (554,269)     (91,552)

         Other                                  -              -          (3,662)
                                             -------      ---------    ---------

         Net (loss) per accompanying
          financial statements               $63,349      $(557,244)   $(117,677)
                                             =======      =========    =========


         The tax returns of the Partnership, the qualifications of the Partnership as such for tax purposes, and the amount of Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Partnership's qualifications or in changes to its income or loss, the tax liability of the partners would be changed accordingly.

         The Tax Reform Act of 1976 provides that no part of any depletion deduction with respect to oil and gas wells is to be determined by the Partnership but must be computed separately by the partners. Thus, cost or percentage depletion, as applicable, must be computed by each partner so that a specific depletion computation can be made when each partner files his U.S. income tax return. Information is furnished to the partners to compute the depletion deduction.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993





(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                  1995         1994          1993
             ---------                --------     --------      --------
             Brooklyn Union           $   -        $   -         $ 48,973
             Glen Gary                $   -        $   -         $ 64,593
             CNG                      $   -        $104,489      $124,170
             Phoenix                  $163,351     $127,082      $   -
             American River           $ 43,458     $ 39,537      $   -

         The Partnership renewed its gas purchase contract in December, 1995 resulting in a fixed price for one year.


(10)     Other Matters:

         Effective October 1, 1988, Fuel Resources, Inc. sold its interests in the revenues, costs and expenses, and profits and losses of the Partnership to PrimeEnergy Assets and Income Fund L.P. A-1 and PrimeEnergy Assets and Income Fund L.P. A-2, whose general partners are also general partners of this Partnership. Fuel Resources, Inc., a wholly owned subsidiary of The Brooklyn Union Gas Company has withdrawn from the Partnership effective March 1, 1993.


(11)     Other Revenue:

         Other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                   SCHEDULE V


                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                       Balance at                                                    Balance
                                       Beginning       Additions                      Other          at End
                                        of Year         at Cost      Retirements     Changes         of Year
                                       ---------       ---------     -----------     -------         -------
Year Ended December 31, 1995:
----------------------------
  Leasehold costs                      $  323,260      $   -          $   -          $    -        $  323,260
  Wells and related facilities          7,502,809        63,903           -               -         7,566,712
                                       ----------      --------       --------       ---------     ----------
                                       $7,826,069      $ 63,903       $   -          $    -        $7,889,972
                                       ==========      ========       ========       =========     ==========


Year ended December 31, 1994:
----------------------------
  Leasehold costs                      $  323,260      $   -          $   -          $    -        $  323,260
  Wells and related facilities          7,502,809          -              -               -         7,502,809
  Uncompleted wells and related
   equipment                                -              -              -               -             -
                                       ----------      --------       --------       ---------     ----------
                                       $7,826,069      $   -          $   -          $    -        $7,826,069
                                       ==========      ========       ========       =========     ==========


Year Ended December 31, 1993:
----------------------------
  Leasehold costs                      $  323,260      $   -          $   -          $    -        $  323,260
  Wells and related facilities          7,502,809          -              -               -         7,502,809
  Uncompleted wells and related
   equipment                               38,812          -              -            (38,812)         -
                                       ----------      --------       --------       ---------     ----------
                                       $7,864,881      $   -          $   -          $ (38,812)    $7,826,069
                                       ==========      ========       ========       =========     ==========

                                  SCHEDULE VI


                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                      Balance at       Charges to                                       Balance
                                      Beginning         Costs and                         Other          at End
                                       of Year          Expenses       Retirements       Changes         of Year
                                      ---------        ----------      -----------       -------        --------
Year Ended December 31, 1995:
----------------------------
  Wells and related facilities        $6,531,792          $46,318         $   -          $   -         $6,578,110
  Leasehold costs                        274,132            2,343             -              -            276,475
                                      ----------         --------         --------       --------      ----------
                                      $6,805,924          $48,661         $   -          $   -         $6,854,585
                                      ==========         ========         ========       ========      ==========

Year ended December 31, 1994:
----------------------------
  Wells and related facilities        $5,980,399         $551,393         $   -          $   -         $6,531,792
  Leasehold costs                        270,627            3,505             -              -            274,132
                                      ----------         --------         --------       --------      ----------
                                      $6,251,026         $554,898         $   -          $   -         $6,805,924
                                      ==========         ========         ========       ========      ==========


Year Ended December 31, 1993:
----------------------------
  Wells and related facilities        $5,886,148         $ 94,251         $   -          $   -         $5,980,399
  Leasehold costs                        267,368            3,259             -              -            270,627
                                      ----------         --------         --------       --------      ----------
                                      $6,153,516         $ 97,510         $   -          $   -         $6,251,026
                                      ==========         ========         ========       ========      ==========

                               INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                                EXHIBIT                                   PAGE
------                                -------                                   ----
  (3)          Form of Agreement of Limited Partnership of
               Sterling-Fuel Resources Drilling Fund 1984-1. (now
               Sterling Drilling Fund 1984-1, L.P.) (incorporated by
               reference to Exhibit (3) of Sterling Drilling Fund
               1984-1, L.P., Form 10-K for the year ended December 31,
               1994)

 (24)          Consent of Ryder Scott Company (filed herewith)

 (27)          Financial Data Schedule. (filed herewith)