Form 10-Q
period 1996-03-31
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1996-05-13
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and
1995.

Statements of Changes in Partners' Equity for the year ended December 31, 1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and
1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1996, the General Partners have distributed to the Limited Partners $1,639,390. Such cash distributions are equivalent to 17.75% of original total Limited Partner capital contributions.
The net proved oil and gas reserves of the Partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10%, was approximately $689,000 as of December 31, 1995 and was $514,000 as of December 31, 1994. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Operating revenues decreased $81,686 in 1995 to $62,364 in 1996. During the first quarter 1995 the partnership was paid based upon spot market prices available. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for the production from most of its wells. This contract price was in effect during the first quarter 1996 and was lower than the 1995 first quarter spot prices. Overall revenue decline resulted from the average price per MCF was 12% less in 1996 then first quarter 1995 and the partnership also experienced declines in both oil and gas production.

Production expenses in 1996 were $28,090 and were lower than 1995's expenses of $32,373. The production expenses for the first quarter of 1996 and 1995 were expended to maintain the general upkeep of the wells and well-sites.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1995 or first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.




PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6.  Exhibits and Reports on Form 8K

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


                                   Sterling Drilling Fund 1984-1
March 13, 1996                     BY: /S/ Charles E. Drimal, Jr.
(DATE)                                 -------------------------
                                           Charles E. Drimal, Jr.
                                           General Partner




                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets
                         (unaudited)
                                     March 31,      December 31,
                                        1996            1995
Assets
Current Assets:
  Cash and cash equivalents      $       1,344    $       1,401
  Due from affiliates                   40,650           23,295
                                   -----------      -----------
      Total current assets              41,994           24,696
                                   -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      323,260          323,260
  Well and related facilities        7,566,712        7,566,712
   less accumulated
   depreciation, depletion and
   amortization                     (6,866,932)      (6,854,585)
                                   -----------      ------------
                                     1,023,040        1,035,387
                                   -----------      ------------
       Total assets              $   1,065,034      $ 1,060,083
                                   ============     ============

 Partners' Equity
   Limited partners              $   1,082,231      $ 1,080,167
   General partners                    (17,197)         (20,084)
                                   -----------      ------------
         Total partners' equity  $   1,065,034      $ 1,060,083
                                   ===========      ============


See accompanying note to financial statements.



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    49,268      13,096  $     62,364
Interest income                       22           1            23
                                --------    --------     ---------
  Total Revenue                   49,290      13,097        62,387
                                --------    --------     ---------

Costs and Expenses:
Production expense                22,191       5,899        28,090
General and administrative
 to a related party                9,876       2,625        12,501
General and administrative         3,553         945         4,498
Depreciation, depletion
 and amortization                 11,606         741        12,347
                                --------    --------     ---------
  Total Costs and Expenses        47,226      10,210        57,436
                                --------    --------     ---------
  Net Income(loss)           $     2,064       2,887  $      4,951
                                ========    ========     =========
Net Income(loss)
    per equity unit          $      0.22
                                ========



See accompanying note to financial statements.



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1995

                               Limited       General
                               Partners      Partners     Total
Revenue:
Operating revenue           $     64,532  $    17,154  $      81,686
Interest income                      492           31            523
                                --------     --------     ----------
  Total Revenue                   65,024       17,185         82,209
                                --------     --------     ----------

Costs and Expenses:
Production expense                25,575        6,798         32,373
General and administrative
 to a related party                9,876        2,625         12,501
General and administrative         3,771        1,003          4,774
Depreciation, depletion
 and amortization                 15,966        1,019         16,985
                                --------     --------     ----------
  Total Costs and Expenses        55,188       11,445         66,633
                                --------     --------     ----------
  Net Income(loss)          $      9,836  $     5,740  $      15,576
                                ========     ========     ==========
Net Income(loss)
    per equity unit         $       1.06
                               =========



See accompanying note to financial statements.




                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance At December 31, 1994  $  1,062,782  $    (37,434) $  1,025,348
  Partners' contributions                0           162           162
  Cash Distributions               (23,090)       (5,888)      (28,978)
  Net Income(Loss)                  40,475        23,076        63,551
                                  --------      --------      --------
Balance at December 31, 1995  $  1,080,167  $    (20,084) $  1,060,083
  Net Income(Loss)                   2,064         2,887         4,951
                                  --------      --------      --------
Balance at March 31, 1996     $  1,082,231  $    (17,197) $  1,065,034
                                  ========      ========      ========




See accompanying note to financial statements.


                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                            Three          Three
                                           months          months
                                         ended March    ended March
                                          31, 1996        31, 1995

Net cash provided by operating
activities                            $         (57)  $     (17,180)
                                         ----------     -----------

Net increase(decrease) in cash and
  cash equivalents                              (57)        (17,180)
Cash and cash equivalents at
  beginning of period                         1,401          38,524
                                        -----------     -----------
Cash and cash equivalents at end of
period                                $       1,344   $      21,344
                                        ===========     ===========


See accompanying note to financial statements.




                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                       March 31, 1996



1.   The accompanying statements for the period ending March

31, 1996 are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.