Form 10-Q
period 1996-06-30
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1996-08-08
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

                                    or

/ / Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Transition Period Ended ________________________


                     Commission File Number 2-91966-01


                       STERLING DRILLING FUND 1984-1
            (Exact name of registrant as specified in charter)

                                 New York
               (State or other jurisdiction of incorporation)

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

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1996 and
1995.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The  oil  and gas industry is intensely competitive  in  all  its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1996, the General
Partners have distributed $1,662,480 or 18.00% of original Limited Partner capital contributions to the Limited Partners. The possible shut-in of the Registrant's wells due to normal

The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $639,000 and was $514,000 as of December 31, 1994.

   The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1995 when compared to the low gas price in effect as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.



2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.


3.   Results of Operations -

Total operating revenues decreased slightly from $129,776 in 1995 to $123,645 in 1996. The partnership experienced immaterial
declines in both oil and gas production.   The average prices
received for both oil and gas were slightly higher than the prices received during 1995. The increased prices partially offset the lower production. The partnership was paid average spot market prices for its gas production during 1995. For a twelve month period beginning at the end of 1995 the partnership is now selling a majority of its gas under a fixed price contract. Spot prices tend to vary significantly between the peak usage and slow usage periods. The Partnership may participate in workovers on specifically evaluated wells. If the operator feels that additional work or equipment is needed to maintain or increase production on a well then the appropriate funds are expended from operating cash flows and these costs may be capitalized or expensed depending the appropriate criteria. Production expenses showed very little change from $64,131 in 1995 to $60,004 in 1996. The partnership's regular operating expenses will vary based upon the needs of the particular wells and well sites. the current expenditures were consistent with production volumes and typical repair expenses.

General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual
amount of 5% of limited partners capital contributed.   Amounts
related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1995 or during the first half of 1996. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.





                             PART II

Items 1 to 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and reports on Form 8-k
The Partnership was not required to file any reports on Form 8-K during the period covered by this report.

Exhibit 27 - Financial data schedule is attached to the current filling of this report.





                       S I G N A T U R E S



Pursuant  to  the requirements of Section 13 or  15  (d)  of  the

Securities Exchange Act of 1934, Registrant has duly caused  this report  to  be signed on its behalf by the undersigned, thereunto duly authorized.







                                  STERLING DRILLING FUND 1984-1

                                  (Registrant)






August 8, 1996                 By: /S/ Charles E. Drimal Jr.
(Date)                             ---------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner



                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                     June 30,       December 31,
                                       1996             1995
Assets
Current Assets:
  Cash and cash equivalents      $      11,714   $        1,401
  Due from affiliates                    1,466           23,295
                                   -----------      ------------
      Total current assets              13,180           24,696
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      323,260          323,260
  Well and related facilities        7,575,818        7,566,712
   less accumulated
   depreciation, depletion and
   amortization                     (6,879,443)      (6,854,585)
                                   -----------      ------------
                                     1,019,635        1,035,387
                                   -----------      ------------
       Total assets              $   1,032,815     $  1,060,083
                                   ============     ============

 Partners' Equity
   Limited partners              $   1,054,810     $  1,080,167
   General partners                    (21,995)         (20,084)
                                   -----------      ------------
         Total partners' equity  $   1,032,815     $  1,060,083
                                   ===========      ============


See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $     97,680 $    25,965  $   123,645
Interest income                      117           7          124
                                --------    --------     --------
  Total Revenue                    97797      25,972      123,769
                                --------    --------     --------

Costs and Expenses:
Production expense                47,435      12,609       60,004
General and administrative
 to a related party               19,752       5,250       25,002
General and administrative         9,510       2,528       12,038
Depreciation, depletion
 and amortization                 23,367       1,491       24,858
                                --------    --------     --------
  Total Costs and Expenses       100,064      21,878      121,942
                                --------    --------     --------
  Net Income(loss)          $     (2,267) $    4,094  $     1,827
                                ========    ========     ========
Net Income(loss)
    per equity unit         $       (.25)
                                =========


See accompanying note to financial statements.





                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                              Limited      General
                              Partners     Partners        Total
Revenue:
Operating revenue           $   102,523  $   27,523  $   129,776
Interest income                     936          60          996
                               --------    --------     --------
  Total Revenue                 103,459      27,313      130,772
                               --------    --------     --------

Costs and Expenses:
Production expense               50,663      13,468       64,131
General and administrative
 to a related party              19,752       5,250       25,002
General and administrative       10,548       2,804       13,352
Depreciation, depletion
 and amortization                31,933       2,038       33,971
                               --------    --------     --------
  Total Costs and Expenses      112,896      23,560      136,456
                               --------    --------     --------
  Net Income(loss)          $    (9,437)  $   3,753  $   (5,684)
                               ========    ========     ========
Net Income(loss)
    per equity unit         $     (1.02)
                               ========




See accompanying note to financial  statements.



                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    48,412 $    12,869  $   61,281
Interest income                       95           6         101
                                --------    --------     -------
  Total Revenue                   48,507      12,875      61,382
                                --------    --------     -------

Costs and Expenses:
Production expense                25,244       6,710      31,954
General and administrative
 to a related party                9,876       2,625      12,501
General and administrative         5,957       1,583       7,540
Depreciation, depletion
 and amortization                 11,761         750      12,511
                                --------    --------     -------
  Total Costs and Expenses        52,838      11,668      64,506
                                --------    --------     -------
  Net Income(loss)            $   (4,331) $    1,207  $   (3,124)
                                ========    ========     =======
Net Income(loss)
    per equity unit          $      (.47)
                                ========



See accompanying note to financial  statements.



                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited       General
                               Partners      Partners     Total
Revenue:
Operating revenue           $     37,991  $    10,099  $     48,090
Interest income                      444           29           473
                                --------     --------     ---------
  Total Revenue                   38,435       10,128        48,563
                                --------     --------     ---------

Costs and Expenses:
Production expense                25,088        6,670        31,758
General and administrative
 to a related party                9,876        2,625        12,501
General and administrative         6,777        1,801         8,578
Depreciation, depletion
 and amortization                 15,967        1,019        16,986
                                --------     --------     ---------
  Total Costs and Expenses        57,708       12,115        69,823
                                --------     --------     ---------
  Net Income(loss)           $   (19,273)  $   (1,987)  $   (21,260)
                                ========     ========     =========
Net Income(loss)
    per equity unit          $     (2.09)
                                 ========



see accompanying note to financial statements.





                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $   1,080,167  $  (20,084)   $ 1,060,083
  Cash Distributions              (23,090)     (6,005)       (29,095)
  Net Income(Loss)                 (2,267)      4,094          1,827
                                 --------    --------      ---------
Balance at end of period    $   1,054,810  $  (21,995)  $  1,032,815
                                 ========    ========      =========


                                    Six Months Ended
                                     June 30, 1995

                            Limited          General
                            Partners         Partners     Total

Balance at beginning of
period                    $    1,062,782  $   (37,434)  $ 1,025,348
  Cash Distributions             (23,090)      (5,888)      (28,978)
  Net Income(Loss)                (9,437)       3,753        (5,684)
                                --------      --------    ---------
Balance at end of period  $    1,030,255  $    (39,569) $   990,686
                                ========      ========    =========



See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                             Limited        General
                             Partners       Partners      Total

Balance at beginning of
period                     $  1,082,231  $    (17,197)  $   1,065,034
  Cash Distributions            (23,090)       (6,005)        (29,095)
  Net Income(Loss)               (4,331)        1,207          (3,124)
                               --------       --------     ----------
Balance at end of period   $  1,054,810  $    (21,995)  $   1,032,815
                               ========       ========     ==========


                                  Three Months Ended
                                     June 30, 1995

                            Limited        General
                            Partners       Partners     Total

Balance at beginning of
period                   $   1,072,618  $   (31,694)  $   1,040,924
  Cash Distributions           (23,090)      (5,888)        (28,978)
  Net Income(Loss)             (19,273)      (1,987)        (21,260)
                              --------     --------      ----------
Balance at end of period $   1,030,255  $   (39,569)  $     990,686
                              ========     ========      ==========




See accompanying note to financial statements.




                       STERLING DRILLING FUND 1984-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended            ended
                                         June 30,        June 30,
                                           1996            1995

Net cash provided by operating
activities                           $       48,514  $         3,947
                                       ------------     ------------

Cash flows from financing
activities:
  Partners' contributions
  Distribution to partners                  (29,095)         (28,978)
                                       ------------     ------------
Net cash used in financing
activities                                  (29,095)         (28,978)
                                       ------------     ------------
Cash flows from investing
activities:
  Investments in wells and well
  related facilities                         (9,106)                0
                                        ------------     ------------
Net cash used by investing
activities                                   (9,106)                0

Net increase(decrease) in cash and
  cash equivalents                           10,313          (25,031)
Cash and cash equivalents at
  beginning of period                         1,401           38,524
                                       ------------     ------------
Cash and cash equivalents at end of
period                               $       11,714  $        13,493
                                       ============     ============





See accompanying note to financial statements.






                  STERLING DRILLING FUND 1984-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1996



1.    The accompanying statements for the period ending June  30,

1996  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.