Form 10-Q
period 1996-09-30
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1996-11-12
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and
1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1996, the General Partners have distributed to the Limited Partners $1,662,480. Such cash distributions are equivalent to 18.00% of original total Limited Partner capital contributions.
The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%, as of December 31, 1995 was approximately $689,000 as compared to $514,000 from December 31, 1994. The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Overall operating revenues decreased from $187,522 in 1995 to $176,337 in 1996. The partnership's overall gas production was increased because of the partnership participation in workovers on several of its wells 1995. These wells were chosen because it was determined production could be increased or maintained for a longer period of time. Some of the other partnership wells experienced lower production which could be attributed to a main line in the gathering system experiencing a shut in due to maintenance by the gathering system's operator to the line. This resulted in no production for approximately twenty one days in August of 1996 on the wells that feed into this main line. All repairs have been completed and the line is no longer shut in. The partnership's oil production also experienced a decline. The combination of these three elements resulted in lower overall revenue even though they were partially offset by higher average gas and oil prices in 1996 compared to 1995. The partnership was paid average spot market prices for its gas production during 1995. For a twelve month period, beginning at the end of 1995, the partnership has been selling a majority of its gas under a fixed price contract. Spot prices tend to vary significantly between the peak usage and slow usage periods.

Production expenses in 1996, of $89,807, were lower than 1995's expenses of $ 91,949. Production expenses may be variable in nature, vary with production volumes, or more typically the expenses are for the general upkeep and maintenance of the wells and well sites for both years.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort to limit costs, both incurred and allocated to the Registrant. General and administrative expenses remained stable and showed no significant change from 1995 to 1996.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

PART II
Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item . Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.

                          S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Sterling Drilling Fund 1984-1
 November 8,  1996            BY: /S/Charles E. Drimal, Jr.
 (DATE)                        ------------------------------
                                Charles E. Drimal, Jr.
                                General Partner

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets

                                     September 30,     December 31,
                                         1996              1995
                                      (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents       $         14,693  $         1,401
  Due From Affiliates                        1,800           23,295
                                       -----------      -----------
      Total current assets                  16,493           24,696

Oil and Gas properties -
successful efforts method:
  Leasehold costs                          323,260          323,260
  Well and related facilities            7,578,550        7,566,712
   less accumulated
    depreciation,
    depletion and amortization          (6,892,027)      (6,854,585)
                                       -----------      -----------
                                         1,009,783        1,035,387
                                       -----------      -----------
       Total assets               $      1,026,276  $     1,060,083
                                        ==========      ===========



 Partners' Equity
   Limited partners                      1,047,651        1,080,167
   General partners                        (21,375)         (20,084)
                                       -----------      -----------
         Total partners' equity   $      1,026,276  $     1,060,083
                                        ==========      ===========






See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    139,306      37,031 $    176,337
Interest income                      252          16          268
                                --------    --------      -------
  Total Revenue                  139,558      37,047      176,605
                                --------    --------      -------

Costs and Expenses:
Production expense                70,948      18,859       89,807
General and administrative        29,627       7,876       37,503
 to a related party
General and administrative        13,214       3,513       16,727
Depreciation, depletion
 and amortization                 35,195       2,247       37,442
                                --------    --------      -------
  Total Costs and Expenses       148,984      32,495      181,479
                                --------    --------      -------
  Net Income(loss)          $     (9,426)      4,552 $     (4,874)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (1.02)
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
                                   ======



See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    41,626      11,066 $    52,692
Interest income                        135           9         144
                                  --------    --------    --------
  Total Revenue                     41,761      11,075      52,836
                                  --------    --------    --------

Costs and Expenses:
Production expense                  23,513       6,250      29,763
General and administrative           9,875       2,626      12,501
 to a related party
General and administrative           3,704         985       4,689
Depreciation, depletion
 and amortization                   11,828         756      12,584
                                  --------    --------    --------
  Total Costs and Expenses          48,920      10,617      59,537
                                  --------    --------    --------
  Net Income(loss)              $   (7,159)        458 $    (6,701)
                                  ========    ========    ========
Net Income(loss)
    per equity unit            $      (.77)
                                  ========


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
                                ========


See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                               Limited     General
                               Partners    Partners     Total

Balance at beginning of
period                      $  1,080,167     (20,084)  $   1,060,083
  Partners' Contribution               0         162             162
  Cash Distributions             (23,090)     (6,005)        (29,095)
  Net Income(Loss)                (9,426)      4,552          (4,874)
                               ---------    --------      ----------
Balance at end of period    $  1,047,651     (21,375)  $   1,026,276
                               =========    ========     ==========


                                   Nine Months Ended
                                   September 30, 1995

                              Limited      General
                              Partners     Partners     Total

Balance at beginning of
period                      $  1,062,782     (37,434) $  1,025,348
  Partners' Contribution               0         161           161
  Cash Distributions             (23,090)     (5,888)      (28,978)
  Net Income(Loss)               (17,072)      5,447       (11,625)
                               ---------    --------    ----------
Balance at end of period    $  1,022,620     (37,714) $    984,906
                               =========    ========    ==========





See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                               Limited        General
                               Partners       Partners      Total

Balance at beginning of
period                       $    1,054,810     (21,995)  $ 1,032,815
  Partners' Contribution                  0         162           162
  Cash Distributions                      0           0             0
  Net Income(Loss)                   (7,159)        458        (6,701)
                                  ---------    --------     ---------
Balance at end of period     $    1,047,651     (21,375)  $ 1,026,276
                                  =========    ========     =========


                                   Three Months Ended
                                   September 30, 1995

                              Limited        General
                              Partners       Partners    Total

Balance at beginning of
period                      $   1,030,255     (39,569)  $    990,686
  Partners' Contribution                0         161            161
  Cash Distributions                    0           0              0
  Net Income(Loss)                 (7,635)      1,694         (5,941)
                                ---------    --------      ---------
Balance at end of period    $   1,022,620     (37,714)  $    984,906
                                =========    ========      =========




See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                         Nine months    Nine months
                                            ended          ended
                                          September      September
                                          30, 1996        30, 1995

Net cash provided by operating
activities                            $       54,063  $       56,453
                                          ----------      ----------
Cash flows from financing activities:
  Partners' contributions                        162             161
  Distribution to partners                   (29,095)        (28,978)
                                         -----------      ----------
Net cash used in financing activities        (28,933)        (28,817)
                                         -----------     -----------
Cash flows from investing activities:
  Investment in wells and related
  facilities                                 (11,838)        (55,516)
                                          ----------      ----------
Net cash used in investing activities        (11,838)        (55,516)
                                         -----------     -----------

Net increase(decrease) in cash and
  cash equivalents                            13,292         (27,880)
Cash and cash equivalents at
  beginning of period                          1,401          38,524
                                         -----------     -----------
Cash and cash equivalents at end of
period                                $       14,693  $       10,644
                                         ===========     ===========


see accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                     September 30, 1996



1. The accompanying statements for the period ending
September 30, 1996, are unaudited but reflect all adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior periods' financial statements to conform to current period presentation.