Form 10-Q
period 1997-03-31
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1997-05-14
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and
1996.

Statements of Changes in Partners' Equity for the year ended December 31, 1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31,1997 the General Partners have distributed $1,662,480 or 18.00% of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenues(S.E.C. case) associated with such reserves, discounted at 10%
as of December 31, 1996 was approximately   $986,500  as compared to
$689,100 as of December 31, 1995. The increase in total estimated discounted future net revenue was primarily due to higher year end gas prices as of December 31, 1996 compared to the gas price in effect
as of December 31, 1995.   Overall reservoir engineering is a
subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity


2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Operating revenues increased from $62,364 in 1996 to $90,850 in 1997. The partnership experienced a minor increase in gas production, from 21,378 MCF in 1996 and 22,746 MCF in 1997, and very little change in oil production. The Partnership did benefit from increased average price per MCF and BBL, from $2.40 and $16.12 in 1996 to $2.90 and $20.50 in 1997. The price increase was the main contributor to the increase in overall revenue.

Production expenses changed from $28,090 in 1996 to $42,393 in 1997. In the first quarter 1997 the Partnership experienced a rise in general upkeep costs associated with access to the wells and related labor costs at the well site. Also, variable costs associated with production increased, for example the related well taxes which are based upon production data. The Partnership participated in normal and recurring well and well site costs during the first quarter 1996.

General and administrative expenses to a related party increased from $12,501 in 1996 to $15,000 in 1997. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The Partnership's third party costs showed a slight decline. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1996 or first quarter 1997. The Partnership did not expend funds , during the first quarter 1997, on any capitalized well equipment . The lower depletion expense in 1997 is due to overall lower depletable cost basis, from 1996 to 1997, in oil and gas properties.



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



                         Sterling Drilling Fund 1984-1
 May 14, 1997            BY: /S/ Charles E. Drimal, Jr.
(DATE)                        --------------------
                              Charles E. Drimal, Jr.
                              General Partner



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets
                         (unaudited)

                                    March 31,      December 31,
                                       1997            1996
Assets
Current Assets:
  Cash and cash equivalents      $      52,765         $ 20,620
  Due from affiliates                    1,707            4,382
                                   -----------      ------------
      Total current assets              54,472           25,002
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      323,260          323,260
  Well and related facilities        7,580,739        7,580,739
   less accumulated
   depreciation, depletion and
   amortization                     (6,917,203)      (6,905,167)
                                   -----------      ------------
                                       986,796          998,832
                                   -----------      ------------
       Total assets              $   1,041,268      $ 1,023,834
                                   ============     ============

 Partners' Equity
   Limited partners              $   1,055,799      $ 1,043,772
   General partners                    (14,531)         (19,938)
                                   -----------      ------------
         Total partners' equity  $   1,041,268      $ 1,023,834
                                   ===========      ============


See accompanying note to financial statements.



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    71,772      19,078  $     90,850
Interest income                      368          23           391
                                --------    --------     ---------
  Total Revenue                   72,140      19,101        91,241
                                --------    --------     ---------

Costs and Expenses:
Production expense                33,490       8,903        42,393
General and administrative
 to a related party               11,850       3,150        15,000
General and administrative         3,459         919         4,378
Depreciation, depletion
 and amortization                 11,314         722        12,036
                                --------    --------     ---------
  Total Costs and Expenses        60,113      13,694        73,807
                                --------    --------     ---------
  Net Income                 $    12,027       5,407        17,434
                                ========    ========     =========
Net Income per equity unit   $      1.30
                                ========



See accompanying note to financial statements.




                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    49,268      13,096  $     62,364
Interest income                       22           1            23
                                --------    --------     ---------
  Total Revenue                   49,290      13,097        62,387
                                --------    --------     ---------

Costs and Expenses:
Production expense                22,191       5,899        28,090
General and administrative
 to a related party                9,876       2,625        12,501
General and administrative         3,553         945         4,498
Depreciation, depletion
 and amortization                 11,606         741        12,347
                                --------    --------     ---------
  Total Costs and Expenses        47,226      10,210        57,436
                                --------    --------     ---------
  Net Income                 $     2,064       2,887  $      4,951
                                ========    ========     =========
Net Income per equity unit   $      0.22
                                ========



See accompanying note to financial statements.



                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1995  $  1,080,167  $    (20,084) $  1,060,083
  Partners' contribution                 0           162           162
  Cash Distributions               (23,090)       (6,005)      (29,095)
  Net Income(Loss)                 (13,305)        5,989        (7,316)
                                  --------      --------      --------
Balance at December 31, 1996  $  1,043,772  $    (19,938) $  1,023,834
  Net Income                        12,027         5,407        17,434
                                  --------      --------      --------
Balance at March 31, 1997     $  1,055,799  $    (14,531) $  1,041,268
                                  ========      ========      ========




See accompanying note to financial statements.


                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                            Three          Three
                                           months          months
                                         ended March    ended March
                                          31, 1997        31, 1996

Net cash provided by operating
activities                            $       32,145  $        (57)
                                          ----------      --------

Net increase(decrease) in cash and
  cash equivalents                            32,145           (57)
Cash and cash equivalents at
  beginning of period                         20,620         1,401
                                         -----------     ---------
Cash and cash equivalents at end of
period                                $       52,765  $      1,344
                                         ===========     =========


See accompanying note to financial statements.


                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                       March 31, 1997



1. The accompanying statements for the period ending March
31, 1997 are unaudited but reflect all adjustments necessary to present fairly the results of operations.