Form 10-Q
period 1997-06-30
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1997-08-14
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and Three Months Ended June
30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Six and Three
Months Ended June 30, 1997 and 1996.

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The  oil  and gas industry is intensely competitive  in  all  its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1997, the General Partners have distributed $1,685,570 or 18.25 % of original Limited Partner capital contributions to the Limited Partners.

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


3.   Results of Operations -

Total operating revenues increased from $123,645 in 1996 to $ 176,931 in 1997. The Partnership enjoyed an increase in both gas and oil production, from 41,877 MCF and 1,535 Bbls in 1996 to 43,918 MCF and 1,698 Bbls in 1997. The Partnership was paid an average price per mcf of 2.37 in 1996 and $ 3.07 in 1997. The average price per barrel received was $17.44 in 1996 and $18.78 in 1997. The combination of positive changes to both production and pricing resulted in increased oil and gas revenue. The Partnership may participate in workovers on specifically evaluated wells. If the operator feels that additional work or equipment is needed to maintain or increase production on a well then the appropriate funds are expended from operating cash flows and these costs may be capitalized or expensed depending on the appropriate criteria. Production expenses increased from $60,004 in 1996 to $81,017 in 1997. The Partnership's regular operating expenses will vary based upon the needs of the particular wells and well sites. The current 1997 expenditures were consistent with increased production volumes, additional costs that are associated with the approach to the wells and related labor costs at the well site.

General  and  administrative expenses  to  a  related  party  are
charged   in  accordance  with  guidelines  set  forth   in   the
Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1996 or during the first half of 1997. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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






August 13, 1997                     By: /S/ Charles E. Drimal Jr.
(Date)                             ---------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                         Balance Sheets
                                       June 30,      December 31,
                                         1997            1996
                                     (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents        $      38,763    $     20,620
  Due from affiliates                          0           4,382
                                     -----------     ------------
      Total current assets                38,763          25,002
                                     -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                        323,260         323,260
  Well and related facilities          7,650,799       7,580,739
   less accumulated
   depreciation, depletion and
   amortization                       (6,930,927)     (6,905,167)
                                     -----------     ------------
                                       1,043,132         998,832
                                     -----------     ------------
       Total assets                $   1,081,895     $ 1,023,834
                                     ============    ============

Liabilities and Partners' Equity
 Current Liabilities:
   Due to affiliates               $       57,499  $            0
                                     ------------    ------------
       Total current liabilities           57,499               0
                                     ------------    ------------
 Partners' Equity
   Limited partners                     1,040,229       1,043,772
   General partners                       (15,833)        (19,938)
                                      -----------     ------------
       Total partners' equity           1,024,396       1,023,834
                                      -----------     ------------
       Total liabilities and
         partners' equity          $    1,081,895     $ 1,023,834
                                      ===========     ============



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $    139,775      37,156  $   176,931
Interest income                      974          62        1,036
                                --------    --------     --------
  Total Revenue                  140,749      37,218      177,967
                                --------    --------     --------

Costs and Expenses:
Production expense                64,003      17,014       81,017
General and administrative
 to a related party               23,700       6,300       30,000
General and administrative         9,285       2,468       11,753
Depreciation, depletion
 and amortization                 24,214       1,546       25,760
                                --------    --------     --------
  Total Costs and Expenses       121,202      27,328      148,530
                                --------    --------     --------
  Net Income                $     19,547       9,890  $    29,437
                                ========    ========     ========

Net Income per equity unit  $       2.12
                               =========



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $     97,680 $    25,965  $   123,645
Interest income                      117           7          124
                                --------    --------     --------
  Total Revenue                   97,797      25,972      123,769
                                --------    --------     --------

Costs and Expenses:
Production expense                47,435      12,609       60,004
General and administrative
 to a related party               19,752       5,250       25,002
General and administrative         9,510       2,528       12,038
Depreciation, depletion
 and amortization                 23,367       1,491       24,858
                                --------    --------     --------
  Total Costs and Expenses       100,064      21,878      121,942
                                --------    --------     --------
  Net Income(loss)          $     (2,267)  $   4,094  $     1,827
                                ========    ========     ========
Net Income(loss)
    per equity unit         $       (.25)
                               =========



See accompanying note to financial  statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    68,003      18,078      86,081
Interest income                      606          39         645
                                --------    --------     -------
  Total Revenue                   68,609      18,117      86,726
                                --------    --------     -------

Costs and Expenses:
Production expense                30,513       8,111      38,624
General and administrative
 to a related party               11,850       3,150      15,000
General and administrative         5,826       1,549       7,375
Depreciation, depletion
 and amortization                 12,900         824      13,724
                                --------    --------     -------
  Total Costs and Expenses        61,089      13,634      74,723
                                --------    --------     -------
  Net Income                 $     7,520       4,483      12,003
                                ========    ========     =======

Net Income per equity unit   $       .82
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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $   1,043,772     (19,938)     1,023,834
  Partners' Contribution                0         204            204
  Cash Distributions              (23,090)     (5,989)       (29,079)
  Net Income                       19,547       9,890         29,437
                                 --------    --------      ---------
Balance at end of period    $   1,040,229     (15,833)     1,024,396
                                 ========    ========      =========


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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1997


                             Limited        General
                             Partners       Partners      Total

Balance at beginning of
period                     $  1,055,799        (14,531)     1,041,268
  Partners' Contribution              0            204            204
  Cash Distributions            (23,090)        (5,989)       (29,079)
  Net Income                      7,520          4,483         12,003
                               --------       --------     ----------
Balance at end of period   $  1,040,229        (15,833)     1,024,396
                               ========       ========     ==========


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

                       STERLING DRILLING FUND 1984-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended            ended
                                         June 30,        June 30,
                                           1997            1996

Net cash provided by operating
activities                           $      117,078  $        48,514
                                       ------------     ------------

Cash flows from financing
activities:
  Partners' contributions                       204                0
  Distribution to partners                  (29,079)         (29,095)
                                       ------------     ------------
Net cash used in financing
activities                                  (28,875)         (29,095)
                                       ------------     ------------
Cash flows from investing
activities:
  Investments in wells and well
  related facilities                        (70,060)          (9,106)
                                       ------------     ------------
Net cash used by investing
activities                                  (70,060)          (9,106)

Net increase(decrease) in cash and
  cash equivalents                           18,143           10,313
Cash and cash equivalents at
  beginning of period                        20,620            1,401
                                       ------------     ------------
Cash and cash equivalents at end of
period                               $       38,763  $        11,714
                                       ============     ============




See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1997



1.    The accompanying statements for the period ending June  30,

1997  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.