Form 10-Q
period 1997-09-30
STERLING FUEL RESOURCES DRILLING FUND 1984-1
filed 1997-11-12
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Balance Sheets - September 30, 1997 and December 31, 1996.

Statements of Operations for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1997, the General Partners have distributed $1,685,570 or 18.25 % of original Limited Partner capital contributions to the Limited Partners.
 The net proved oil and gas reserves of the Partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenues(S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $986,500 as compared to $689,100 as of December 31, 1995. The increase in total estimated discounted future net revenue was primarily due to higher year end gas prices as of December 31, 1996 compared to the gas price in effect as of December 31, 1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Overall operating revenues increased from $176,337 in 1996 to $252,579 in 1997 . The Partnership's gas production increased, from 65,136 MCF in 1996 to 66,189 MCF in 1997, while its oil production remained relatively unchanged, from 1,939 BBls in 1996 to 2,026 BBLS in 1997. The Partnership's overall revenue increase was helped substantially by the production increases and positive price changes in both the average price per MCF, increase of $0.75 per MCF, and an increase of $0.84 in the average price received per barrel of oil.

Production expenses in 1996, of $89,807, were lower than 1997's expenses of $ 120,744. Production expenses may be variable in nature, vary with production volumes, or more typically the expenses are for the general upkeep and maintenance of the wells and well sites. The Partnership experienced increases in both the variable expenses as well in the overall normal maintenance of well and well sites in 1997.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower allocable amounts reflect management's effort to limit costs, both incurred and allocated to the Registrant.



The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1996 or in the three quarters of 1997. Although the 1997 expense is slightly higher than 1996 amount, the expense recorded is consistent with the current basis of the Partnership's properties, including additional capital cost associated with workovers performed in late 1995, 1996 and early 1997.

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


                              Sterling Drilling Fund 1984-1

 November 12,  1997           BY: /s/Charles E. Drimal Jr.
 (DATE)                       ------------------------------
                              Charles E. Drimal, Jr.
                              General Partner

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets

                                      September 30,      December
                                          1997           31, 1996
                                       (unaudited)      (audited)
Assets
Current Assets:
  Cash and cash equivalents        $         21,313 $        20,620
  Due From Affiliates                             0           4,382
                                        -----------     -----------
      Total current assets                   21,313          25,002

Oil and Gas properties -
successful efforts method:
 Leasehold costs                            323,260         323,260
 Well and related facilities              7,658,354       7,580,739
  less accumulated depreciation,
 depletion and amortization              (6,944,081)     (6,905,167)
                                        -----------     -----------
                                          1,037,533         998,832
                                        -----------     -----------
       Total assets                $      1,058,846 $     1,023,834
                                         ==========     ===========

Liabilities & Partners' Equity
 Current Liabilities:
   Due to affiliates               $         28,678 $             0
                                        -----------     -----------
   Total liabilities                         28,678               0
                                        -----------     -----------
 Partners' Equity
   Limited partners                       1,041,660       1,043,772
   General partners                         (11,492)        (19,938)
                                        -----------     -----------
         Total partners' equity    $      1,030,168 $     1,023,834
                                        -----------     -----------
         Total Liabilities &
          Partner's Equity         $      1,058,846 $     1,023,834
                                         ==========     ===========



See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    199,537      53,042 $    252,579
Interest income                    1,346          86        1,432
                                --------    --------      -------
  Total Revenue                  200,883      53,128      254,011
                                --------    --------      -------

Costs and Expenses:
Production expense                95,388      25,356      120,744
General and administrative
 to a related party               35,550       9,450       45,000
General and administrative        12,388       3,293       15,681
Depreciation, depletion
 and amortization                 36,579       2,335       38,914
                                --------    --------      -------
  Total Costs and Expenses       179,905      40,434      220,339
                                --------    --------      -------
  Net Income                $     20,978      12,694  $    33,672
                                ========    ========      =======
Net Income per equity unit  $       2.27
                                  ======

See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    139,306      37,031 $    176,337
Interest income                      252          16          268
                                --------    --------      -------
  Total Revenue                  139,558      37,047      176,605
                                --------    --------      -------

Costs and Expenses:
Production expense                70,948      18,859       89,807
General and administrative        29,627       7,876       37,503
 to a related party
General and administrative        13,214       3,513       16,727
Depreciation, depletion
 and amortization                 35,195       2,247       37,442
                                --------    --------      -------
  Total Costs and Expenses       148,984      32,495      181,479
                                --------    --------      -------
  Net Income (loss)          $    (9,426)      4,552  $    (4,874)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (1.02)
                                  ======

See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1997

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    59,762      15,886 $    75,648
Interest income                        372          24         396
                                  --------    --------    --------
  Total Revenue                     60,134      15,910      76,044
                                  --------    --------    --------

Costs and Expenses:
Production expense                  31,385       8,342      39,727
General and administrative
 to a related party                 11,850       3,150      15,000
General and administrative           3,103         825       3,928
Depreciation, depletion
 and amortization                   12,365         789      13,154
                                  --------    --------    --------
  Total Costs and Expenses          58,703      13,106      71,809
                                  --------    --------    --------
  Net Income                   $     1,431       2,804 $     4,235
                                  ========    ========    ========
Net Income per equity unit     $       .15
                                  ========


See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    41,626      11,066 $    52,692
Interest income                        135           9         144
                                  --------    --------    --------
  Total Revenue                     41,761      11,075      52,836
                                  --------    --------    --------

Costs and Expenses:
Production expense                  23,513       6,250      29,763
General and administrative           9,875       2,626      12,501
 to a related party
General and administrative           3,704         985       4,689
Depreciation, depletion
 and amortization                   11,828         756      12,584
                                  --------    --------    --------
  Total Costs and Expenses          48,920      10,617      59,537
                                  --------    --------    --------
  Net Income (loss)             $   (7,159)        458 $    (6,701)
                                  ========    ========    ========
Net Income(loss)
     per equity unit            $     (.77)
                                  ========


See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1997


                               Limited     General
                               Partners    Partners     Total

Balance at beginning of
period                      $  1,043,772    (19,938)  $   1,023,834
  Partners' Contribution               0       1,741          1,741
  Cash Distributions             (23,090)     (5,989)       (29,079)
  Net Income                      20,978      12,694         33,672
                               ---------    --------     ----------
Balance at end of period    $  1,041,660    (11,492)  $   1,030,168
                               =========    ========     ==========


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
                               =========    ========    ==========





See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1997


                               Limited        General
                               Partners       Partners      Total

Balance at beginning of
period                       $    1,040,229     (15,833)  $ 1,024,396
  Partners' Contribution                  0       1,537         1,537
  Cash Distributions                      0           0             0
  Net Income                          1,431       2,804         4,235
                                  ---------    --------     ---------
Balance at end of period     $    1,041,660     (11,492)  $ 1,030,168
                                  =========    ========     =========


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
                                =========    ========     =========




See accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                         Nine months    Nine months
                                            ended          ended
                                          September      September
                                           30, 1997       30, 1996

Net cash provided by operating
activities                             $      105,646 $       54,063
                                           ----------     ----------
Cash flows from financing activities:
  Partners' contributions                       1,741            162
  Distribution to partners                    (29,079)       (29,095)
                                           -----------    -----------
Net cash (used in)financing activities        (27,338)       (28,933)
                                          -----------    -----------
Cash flows from investing activities:
  Investment in wells and related
  facilities                                  (77,615)       (11,838)
                                           ----------     ----------
Net cash (used in)investing activities        (77,615)       (11,838)
                                          -----------    -----------

Net increase in cash and cash
  equivalents                                     693         13,292
Cash and cash equivalents at
  beginning of period                          20,620          1,401
                                          -----------    -----------
Cash and cash equivalents at end of
period                                 $       21,313 $       14,693
                                          ===========    ===========


see accompanying note to financial statements

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                     September 30, 1997



1. The accompanying statements for the period ending
September 30, 1997, are unaudited but reflect all adjustments necessary to present fairly the results of operations.