Form 10-K
period 1997-12-31
STERLING DRILLING FUND 1984-1LP
filed 1998-03-25
CIK 748858

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM       TO

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              YES [ ]   NO [ ]

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

         The number of Units of the Registrant outstanding as of March 16, 1998, was: 9,236.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
==============================================================================

                      STERLING DRILLING FUND 1984-1, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

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

         During 1997, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1998, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1997, about $271,200, or 99.78%, of the Partnership's gas production was sold to Phoenix Diversified and about $52,800 or 100%, of the Partnership's oil production was sold to American Rivers Terminals. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current gas purchaser will continue to purchase its gas products and, if not, could be replaced by other purchasers. Beginning in January, 1998, American Rivers Terminal sold its business to Ohio River Gathering. Ohio River Gathering has assured the operating company that it will continue to purchase the Partnership's oil production.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1997 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1997, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                 Gross        Net
                                                 -----       ------
             Oil Wells..........................     1             1
             Gas Wells..........................    37        28.975

         Producing acres........................ 3,078         2,410

--------------------

        (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                  1997      1996       1995         1994        1993
                                                 ------    ------     ------       ------      ------
Production:
Oil and Condensate (bbl)                          2,600     2,386      2,745        3,298       3,454
Gas (Mcf)                                        86,945    85,614     83,970       75,776      90,583

Average Price of Sales:
Oil and Condensate ($ per bbl)                  $ 19.70     16.67      15.70        13.36       16.95
Gas ($ per Mcf)                                 $  3.24      2.36       2.38         3.14        2.83

Production Expense per Dollar
of Operating Revenue                            $  0.47      0.50       0.51         0.55        0.51


OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                        Proved Developed
     As of        ----------------------------
     12-31        Oil (bbls)         Gas (Mcf)
     -----        ----------         ---------
     1993           45,000           1,462,000
     1994           36,000           1,242,000
     1995           43,000           1,678,000
     1996           40,100           1,689,500
     1997           34,000           1,683,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                        Proved Developed
                        ----------------
     As of        Future Net       Present Value of
     12-31          Revenue       Future Net Revenue
     -----        ----------      ------------------
     1993         $2,108,000         $1,042,000
     1994          1,036,000            514,000
     1995          1,632,000            689,000
     1996          2,400,700            986,600
     1997          2,390,000            974,200

     Since January 1, 1998, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1997 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1998, there were 672 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 1997 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 1997, is $1,685,570.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1998, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 164 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 49, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 44, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 45, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 38, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 65, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1997 and 1996 the allocation of general and administrative expenses to the Partnership was $60,000 in each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 16, 1998, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.


                                                             Number
Name And Address Of Beneficial Owner                        Of Units          Percent
------------------------------------                        --------          -------
PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901                                            930             10.07
General Partners as a Group
  One Landmark Square
  Stamford, CT 06901                                          1,283             13.89

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1997 was paid well operating fees ranging from about $388 to $541 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1997 and 1996, the Partnership paid an aggregate of $125,544 and $79,253, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.


                                 Sterling Drilling Fund 1984-1, L.P.
                                 By:      PrimeEnergy Management Corporation
                                          Managing General Partner



                                 By:      /s/ CHARLES E. DRIMAL, JR.
                                          -----------------------------------
                                          Charles E. Drimal, Jr.
                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1998.


/s/ CHARLES E. DRIMAL, JR.      Director and President,
-----------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.          The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS         Director and Vice President and Treasurer,
-----------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings             The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.      Director, PrimeEnergy Management
-----------------------------   Corporation
Bennie H. Wallace, Jr.

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

                  INDEX TO FINANCIAL INFORMATION AND SCHEDULES

                                                                                 Page No.
                                                                                 --------
Selected Financial Data                                                            F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                F-2


Report of Independent Public Accountant                                            F-5

Financial Statements:

          Balance Sheets, December 31, 1997 and 1996                               F-6

          Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                                         F-7

          Statements of Changes in Partners' Equity for the
          Years Ended December 31, 1997, 1996 and 1995                             F-8

          Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                                         F-9

          Notes to Financial Statements                                            F-10

Schedules:

          V  -     Property and Equipment - Oil and Gas Properties for
                   the Years Ended December 31, 1997, 1996 and 1995                F-18

          VI -     Accumulated Depreciation, Depletion, and
                   Amortization - Oil and Gas Properties for the
                   Years Ended December 31, 1997, 1996 and 1995                    F-19


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

                                          Year Ended December 31, (000's omitted)
                                          ---------------------------------------
                                    1997        1996         1995       1994         1993
                                   ------      ------       ------     ------       ------
Revenues                           $  334        246          317         283          323
Net Income (loss):
    Limited Partners               $   28        (13)          40        (523)        (107)
    General Partners               $   17          6           23         (34)         (10)
    Per equity unit                $ 3.10      (1.44)        4.38      (56.66)      (11.64)
Total assets                       $1,049      1,023        1,060       1,058        1,612
Cash distributions:
    Limited Partners               $   23         23           23          23           23
    General Partners               $    6          6            6           6            6
    Limited partners as a % of
      original contribution          0.25%      0.25%        0.25%       0.25%        0.25%


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1997, the General Partners have distributed $1,685,570 or 18.25% of original Limited Partner capital contributions, to the Limited Partners.

         All aspects of the Partnership's operations and administration are handled through the use of the operating and Managing General Partner's computer systems. Both the operations company and the Managing General Partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete systems upgrade, which includes but is not limited to, the year 2000 issue will be implemented with in the next year by both the operating company and the Managing General Partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the Partnership for the implementation necessary by either company.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997, was approximately $974,200, as compared to $986,600 as of December 31, 1996. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in October, 1984, for $7,750,000. Pursuant to the terms of this contract, thirty-two wells were drilled resulting in thirty-two producing wells.

         3. Results of operations:

         1997 compared to 1996

         Operating revenue showed an increase from $245,496 in 1996 to $334,327 in 1997. This increase can be attributed to a variety of factors, including increased gas and oil production, from 85,614 mcf and 2,386 barrels in 1996 to 86,945 mcf and 2,600 barrels in 1997. The Partnership also benefited from increased average price per mcf, $2.36 in 1996 and $3.24 in 1997, and increased average oil price per barrel, from $16.67 in 1996 to $19.70 in 1997. The Partnership did expend funds on additional capitalized well equipment and additional procedures performed on a few wells. The operator will determine if additional equipment, for example lift equipment, will have a beneficial effect on production. The operator will also perform various procedures, including but not limited to swabbing, stimulating or acidizing the well as deemed appropriate. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses increased from $121,844 in 1996 to $157,503 in 1997. Some production expenses may be variable in nature, vary with production volumes or others a direct correlation with additional repairs and labor performed on particular wells. Also the Partnership in both years expended the necessary funds on the general upkeep and maintenance of the well and well site. General and administrative costs remained substantially unchanged, from $80,802 in 1996 to $79,755 in 1997. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the partnership. Any reductions reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Amounts in both years are substantially less than the $461,800 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 1997 or 1996. The overall partnership depreciation was consistent with the current basis in the Partnership properties and the rates applied.

         1996 compared to 1995

         Operating revenue showed a minor increase from $242,920 in 1995 to $245,496 in 1996. This increase can be attributed to a production increase, from 83,970 mcfs in 1995 to 85,614 mcfs in 1996, combined with a relatively unchanged average gas price per mcf, $2.38 in 1995 and $2.36 in 1996. The Partnership generally renews its contracts with gas purchasers as they come due for an additional twelve month period. The Partnership was able to obtain fixed price contracts on a significant amount of its gas production for 1996. The Partnership also successfully renewed its contracts for 1997.

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

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 5, 1998

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996




                                     Assets
                                     ------
                                                               1997                 1996
                                                            -----------          -----------
Current Assets:
  Cash and cash equivalents (Note 2)                        $    26,270          $    20,620
  Due from affiliates (Note 6)                                     -                   4,382
                                                            -----------          -----------
     Total Current Assets                                        26,270               25,002
                                                            -----------          -----------
Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                               323,260              323,260
  Wells and related facilities                                7,658,354            7,580,739
                                                            -----------          -----------
      Total                                                   7,981,614            7,903,999
  Less - Accumulated depreciation and depletion              (6,958,043)          (6,905,167)
      and amortization                                      -----------          -----------
                                                              1,023,571              998,832
                                                            -----------          -----------
     Total Assets                                           $ 1,049,841          $ 1,023,834
                                                            ===========          ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Total Current Liabilities                                   $     7,441          $         -
                                                            -----------          -----------

Partners' Equity:
  Limited partners                                            1,049,271            1,043,772
  General partners                                               (6,871)             (19,938)
                                                            -----------          -----------
     Total Partners' Equity                                   1,042,400            1,023,834
                                                            -----------          -----------
     Total Liabilities and Partners' Equity                 $ 1,049,841          $ 1,023,834
                                                            ===========          ===========



  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  1997                                                  1996
                               --------------------------------------------          -------------------------------------------
                               Limited           General                             Limited           General
                               Partners          Partners           Total            Partners          Partners          Total
                               --------          --------         ---------          --------          --------        ---------
Revenues:
  Operating revenues           $264,118         $ 70,209         $334,327           $193,942          $51,554          $245,496
  Interest                        1,607              103            1,710                391               25               416
  Other Revenue                    -                -                -                  -                -                 -
   (Note 10)                   --------         --------         --------           --------          -------          --------

     Total Revenues             265,725           70,312          336,037            194,333           51,579           245,912
                               --------         --------         --------           --------          -------          --------
Costs and Expenses:
  Production expenses           124,427           33,076          157,503             96,257           25,587           121,844
  Depreciation,                  49,703            3,173           52,876             47,547            3,035            50,582
   depletion and
   amortization
  General and
   administrative
   expenses (Note 7)             63,006           16,749           79,755             63,834           16,968            80,802
                               --------         --------         --------           --------          -------          --------
    Total Expenses              237,136           52,998          290,134            207,638           45,590           253,228
                               --------         --------         --------           --------          -------          --------
     Net Income (Loss)         $ 28,589         $ 17,314         $ 45,903           $(13,305)         $ 5,989          $ (7,316)
                               ========         ========         ========           ========          =======          ========
   Net Income (Loss)           $   3.10                                             $  (1.44)
   Per Equity Unit             ========                                             ========
    (Note 2)


                                                  1995
                               --------------------------------------------
                               Limited           General
                               Partners          Partners            Total
                               --------          --------          --------
Revenues:
  Operating revenues           $191,907          $51,013           $242,920
  Interest                          950              252              1,202
  Other Revenue                  57,772           15,357             73,129
   (Note 10)                   --------          -------           --------

     Total Revenues             250,629           66,622            317,251
                               --------          -------           --------
Costs and Expenses:
  Production expenses            97,879           26,019            123,898
  Depreciation,                  48,174              487             48,661
   depletion and
   amortization
  General and
   administrative
   expenses (Note 7)             64,101           17,040             81,141
                               --------          -------           --------
    Total Expenses              210,154           43,546            253,700
                               --------          -------           --------
     Net Income (Loss)         $ 40,475          $23,076           $ 63,551
                               ========          =======           ========
   Net Income (Loss)           $   4.38
   Per Equity Unit             ========
   (Note 2)






  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                            Limited          General
                                            Partners         Partners          Total
                                           ----------       ----------       ----------

Balance at December 31, 1994               $ 1,062,782      $   (37,434)     $ 1,025,348

Partners' contributions                           --                162              162

Distributions to partners                      (23,090)          (5,888)         (28,978)

Net (Loss)                                      40,475           23,076           63,551
                                           -----------      -----------      -----------
Balance at December 31, 1995                 1,080,167          (20,084)       1,060,083

Partners' contributions                           --                162              162

Distributions to partners                      (23,090)          (6,005)         (29,095)

Net Income                                     (13,305)           5,989           (7,316)
                                           -----------      -----------      -----------
Balance at December 31, 1996                 1,043,772          (19,938)       1,023,834

Partners' contributions                           --              1,742            1,742

Distributions to partners                      (23,090)          (5,989)         (29,079)

Net Income (Loss)                               28,589           17,314           45,903
                                           -----------      -----------      -----------
Balance at December 31, 1997               $ 1,049,271      $    (6,871)     $ 1,042,400
                                           ===========      ===========      ===========



  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                       1997           1996           1995
                                                     ---------      --------       ---------
Cash Flows From Operating Activities:
 Net (loss)                                          $  45,903      $  (7,316)     $  63,551
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization             52,876         50,582         48,661
   Changes in Assets and Liabilities:
    Due to affiliates                                  (20,076)         7,645        (23,295)
    Due from affiliates                                 31,899         11,268        (33,321)
                                                     ---------      ---------      ---------
      Net Cash Provided by Operating Activities        110,602         62,179         55,596
                                                     ---------      ---------      ---------
Cash Flows From Investing Activities:
  Equipment purchases                                  (77,615)       (14,027)       (63,903)
                                                     ---------      ---------      ---------
     Net Cash Provided by Investing Activities         (77,615)       (14,027)       (63,903)
                                                     ---------      ---------      ---------
Cash Flows From Financing Activities:
  Partners' contributions                                1,742            162            162
  Distributions to partners                            (29,079)       (29,095)       (28,978)
                                                     ---------      ---------      ---------
     Net Cash Used in Financing Activities             (27,337)       (28,933)       (28,816)
                                                     ---------      ---------      ---------
Net increase (decrease) in cash and cash                 5,650         19,219        (37,123)
 equivalents

Cash and cash equivalents, beginning of year            20,620          1,401         38,524
                                                     ---------      ---------      ---------
Cash and cash equivalents, end of year               $  26,270      $  20,620      $   1,401
                                                     =========      =========      =========







  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



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

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995

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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1997, 1996 and 1995:

                                                        1997        1996       1995
                                                       -------    --------   --------
              Average sales price per MCF of gas       $  3.24    $  2.36    $  2.38
              Average sales price per BBL of oil         19.70      16.67      15.70
               and other liquids
              Production expense per dollar of            0.47       0.50       0.51
               operating revenue


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1997, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                                    (Unaudited)
                                                         --------------------------------
                                                          GAS (MCF)            OIL (BBL)
                                                         -----------          -----------
         Reserves as of December 31, 1994                  1,242,043             36,312
         Revisions of previous estimates                     519,599              9,268
         Production                                          (83,970)            (2,745)
                                                           ---------           --------

         Reserves as of December 31, 1995                  1,677,672             42,835
         Revisions of previous estimates                      97,462               (325)
         Production                                          (85,614)            (2,386)
                                                           ---------           --------

         Reserves as of December 31, 1996                  1,689,520             40,124
         Revisions of previous estimates                      80,497             (3,476)
         Production                                          (86,945)            (2,600)
                                                           ---------           --------

         Reserves as of December 31, 1997                  1,683,072             34,048
                                                           =========           ========

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995






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

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The partnership has recorded no additional provision for 1997, 1996 or 1995. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income for 1997, 1996 or 1995 would not have been reduced.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995





(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                                     Limited          General
                                                                                     Partners         Partners
                                                                                     --------         --------
         Participation in Costs:
           Sales commissions and dealer manager fees                                   100%                -%
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1984-1, L.P.                                          -%              100%
           Management fee                                                              100%                -%
           Lease acquisition costs                                                      94%                6%
           Drilling and completion costs                                                94%                6%
           General and administrative expenses                                          79%               21%
           Production operator's fee                                                    79%               21%
           Operating expenses                                                           79%               21%
           All other costs                                                              94%                6%
         Participation in Revenues:
           Sale of production                                                           79%               21%
           Sale of properties                                                           94%                6%
           Sale of equipment                                                            94%                6%
           All other revenues                                                           94%                6%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 1997 and 1996, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $388 for each producing gas well and $541 for each producing or combination gas and oil well, based on the Partnership's

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 1997, 1996 and 1995, $104,891, $75,062, and $64,538 of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1997, $31,571 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1997 for which it was billed $20,653.


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

         During 1997, 1996 and 1995, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $60,000, $60,000 and $60,000.

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                Year Ended December 31,
                                                          -----------------------------------------------
                                                            1997                1996               1995
                                                          ---------           ---------          --------

         Net income (loss) as
          reported on the
          Partnership's federal
          income tax return                               $ 19,401            $ 40,461           $ 48,107

         Recompletion costs reported
          differently for financial
          reporting purposes and
          for income tax reporting
          purposes                                          74,207                   -             63,903

         Depreciation, depletion and
          amortization for income
          tax purposes in excess
          of (less than) financial
          reporting amount                                 (47,705)            (47,777)           (48,661)
                                                          --------            --------           --------
        Net income (loss) per
          accompanying financial
          statements                                      $ 45,903            $ (7,316)          $ 63,349
                                                          ========            ========           ========


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

                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

            Purchaser                         1997               1996              1995
            ---------                       --------           --------          --------
         Phoenix Diversified                $271,203           $201,880          $163,351
         American River Terminals           $ 52,812           $ 40,458          $ 43,458

         The Partnership renewed its gas purchase contract with Phoenix Diversified in December 1997, resulting in a fixed price for one year.


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

                                   SCHEDULE V


                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   Balance at                                                  Balance
                                   Beginning      Additions                      Other         at End
                                   of Year         at Cost       Retirements    Changes        of Year
                                   ----------     --------       -----------   ---------      ----------
Year Ended December 31, 1997:
----------------------------
  Leasehold costs                  $  323,260     $     --         $ --        $     --       $  323,260
  Wells and related facilities      7,580,739         77,615         --              --        7,658,354
                                   ----------     ----------       ------      ----------     ----------
                                   $7,903,999     $   77,615       $ --        $     --       $7,981,614
                                   ==========     ==========       ======      ==========     ==========
Year ended December 31, 1996:
----------------------------
  Leasehold costs                  $  323,260     $     --         $ --        $     --       $  323,260
  Wells and related facilities      7,566,712         14,027         --              --        7,580,739
                                   ----------     ----------       ------      ----------     ----------
                                   $7,889,972     $   14,027       $ --        $     --       $7,903,999
                                   ==========     ==========       ======      ==========     ==========
Year Ended December 31, 1995:
----------------------------
  Leasehold costs                  $  323,260     $     --         $ --        $     --       $  323,260
  Wells and related facilities      7,502,809         63,903         --              --        7,566,712
                                   ----------     ----------       ------      ----------     ----------
                                   $7,826,069     $   63,903       $ --        $     --       $7,889,972
                                   ==========     ==========       ======      ==========     ==========

                                  SCHEDULE VI


                      STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                        Balance at     Charges to                               Balance
                                        Beginning      Costs and                  Other          at End
                                         of Year        Expenses   Retirements   Changes         of Year
                                        ----------      -------    -----------  ---------      ----------
Year Ended December 31, 1997:
  Wells and related facilities          $6,626,437     $   50,689     $--       $     --       $6,677,126
  Leasehold costs                          278,730          2,187      --             --          280,917
                                        ----------     ----------     -----     ----------     ----------
                                        $6,905,167     $   52,876     $--       $     --       $6,958,043
                                        ==========     ==========     =====     ==========     ==========
Year ended December 31, 1996:
  Wells and related facilities          $6,578,110     $   48,327     $--       $     --       $6,626,437
  Leasehold costs                          276,475          2,255      --             --          278,730
                                        ----------     ----------     -----     ----------     ----------
                                        $6,854,585     $   50,582     $--       $     --       $6,905,167
                                        ==========     ==========     =====     ==========     ==========
Year Ended December 31, 1995:
  Wells and related facilities          $6,531,792     $   46,318     $--       $     --       $6,578,110
  Leasehold costs                          274,132          2,343      --             --          276,475
                                        ----------     ----------     -----     ----------     ----------
                                        $6,805,924     $   48,661     $--       $     --       $6,854,585
                                        ==========     ==========     =====     ==========     ==========

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                         EXHIBIT
-------                        -------
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