Form 10-Q
period 1998-03-31
STERLING DRILLING FUND 1984-1LP
filed 1998-05-13
CIK 748858

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

Balance Sheets - March 31, 1998 and December 31, 1997.

Statements of Operations for the Three Months Ended March 31, 1998 and
1997.

Statements of Changes in Partners' Equity for the year ended December 31, 1997 and for the Three Months Ended March 31, 1998.

Statements of Cash Flows for the Three Months Ended March 31, 1998 and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31,1998 the General Partners have distributed $1,685,570 or 18.25% of original Limited Partner capital contributions, to the Limited Partners.

     All aspects of the Partnership's operations and administration are handled through the use of the operating and managing general partner's computer systems. Both , the operations company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue will be implemented with in the next nine months by both the operating company and the managing general partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the partnership for the implementation necessary by either company.

The net proved oil and gas reserves of the partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenues(S.E.C. case) associated with such reserves, discounted at 10% as of December 31,
1997 was approximately   $974,200  as compared to $986,600  as of
December 31, 1996.   Overall reservoir engineering is a subjective
process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3.   Results of Operations -

Operating revenues decreased from $90,850 in 1997 to $71,894 in 1998. The partnership experienced a decline in both gas and oil production, 22,746 MCF and 795 BBL in 1997 to 20,188 MCF and 514 BBL in 1998. A
large amount of the gas produced by the Partnership is sold under a locked twelve month fixed price contract that commenced in December 1997. Operating gas revenues decline was minimized by a better average price from $2.90 in 1997 to $3.20 in 1998. Oil prices significantly changed from $20.50 in 1997 to $12.33 in 1998. This lower oil price combined with lower oil production also were factors in the overall lower operating revenue.

Production expenses changed from $42,393 in 1997 to $35,037 in 1998. In the first quarter 1997 the Partnership experienced a rise in general upkeep costs associated with access to the wells and related labor costs at the well site. Also, variable costs associated with production increased, for example the related well taxes which are based upon production data. The Partnership participated in normal and recurring well and well site costs during the first quarter 1998.

General and administrative expenses to a related party and to third parties remained consistent from 1997 to 1998. The related party administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1997 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1997 or first quarter 1998 due to additional depletion. The partnership expended a minimal amount of funds on capitalized well equipment during the first quarter 1998. Depletion expense is reasonable, in both years, based upon the rates and property basis reported.



PART II
Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item 6: Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.

                          S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Sterling Drilling Fund 1984-1
May 12, 1998                BY: /S/ Charles E. Drimal, Jr.
(DATE)                         --------------------------
                               Charles E. Drimal, Jr.
                               General Partner

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets
                         (unaudited)
                                     March 31,      December 31,
                                        1998            1997
Assets
Current Assets:
  Cash and cash equivalents      $      30,128      $     26,270
  Due from affiliates                    7,709                 0
                                   -----------      ------------
      Total current assets              37,837            26,270
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      323,260           323,260
  Well and related facilities        7,658,884         7,658,354
   less accumulated
   depreciation, depletion and
   amortization                     (6,970,614)       (6,958,043)
                                   -----------      ------------
                                     1,011,530         1,023,571
                                   -----------      ------------
       Total assets              $   1,049,367      $  1,049,841
                                   ============     ============

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates                        0            7,441
                                   -----------      -----------
       Total current liabilities             0            7,441
                                   -----------      -----------
 Partners' Equity
   Limited partners              $   1,051,717      $ 1,049,271
   General partners                      2,446           (6,871)
                                   -----------      ------------
         Total partners' equity  $   1,049,367      $ 1,042,400
                                   -----------      -----------

        Total Liabilities and
          Partner's Equity       $   1,049,367      $ 1,049,841
                                   ============     ============


See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    56,796      15,098  $     71,894
Interest income                      288          18           306
                                --------    --------     ---------
  Total Revenue                   57,084      15,116        72,200
                                --------    --------     ---------

Costs and Expenses:
Production expense                27,679       7,358        35,037
General and administrative
 to a related party               11,850       3,150        15,000
General and administrative         3,292         875         4,167
Depreciation, depletion
 and amortization                 11,817         754        12,571
                                --------    --------     ---------
  Total Costs and Expenses        54,638      12,137        66,775
                                --------    --------     ---------
  Net Income                 $     2,446       2,979         5,425
                                ========    ========     =========
Net Income per equity unit   $      0.26
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

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1996  $  1,043,772  $    (19,938)  $  1,023,834
  Partners' contribution                 0         1,742          1,742
  Cash Distributions               (23,090)       (5,989)       (29,079)
  Net Income                        28,589        17,314         45,903
                                  --------      --------       --------
Balance at December 31, 1997  $  1,049,271  $     (6,871)  $  1,042,400
  Partners' contribution                 0         1,542          1,542
  Net Income                         2,446         2,979          5,425
                                  --------      --------      ---------
Balance at March 31, 1998     $  1,051,717  $     (2,350)  $  1,049,367
                                  ========      ========      ========




See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                            Three          Three
                                           months          months
                                         ended March    ended March
                                          31, 1998        31, 1997

Net cash provided by operating
activities                            $        2,846  $       32,145
                                          ----------      ----------
Cash flows from investing activities
  Investment in wells and
  related facilities                            (530)              0
                                          ----------      ----------
Net cash used in investing activities           (530)              0
                                          ----------      ----------

Cash flows from financing activities
  Partners' contribution                       1,542               0
                                          ----------      ----------
Net cash provided by financing
  activities                                   1,542               0
                                          ----------      ----------
Net increase(decrease) in cash and
  cash equivalents                             3,858          32,145
Cash and cash equivalents at
  beginning of period                         26,270          20,620
                                         -----------     -----------
Cash and cash equivalents at end of
period                                $       30,128  $       52,765
                                         ===========     ===========


See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                       March 31, 1998



1. The accompanying statements for the period ending March
31, 1998 are unaudited but reflect all adjustments necessary to present fairly the results of operations.