Form 10-Q
period 1998-06-30
STERLING DRILLING FUND 1984-1LP
filed 1998-08-13
CIK 748858

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

Balance Sheets - June 30, 1998 and December 31, 1997.

Statements of Operations for the Six and Three Months Ended June
30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Six and Three
Months Ended June 30, 1998 and 1997.

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The  oil  and gas industry is intensely competitive  in  all  its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1998, the General
Partners have distributed $1,708,660 or 18.50% of original Limited Partner capital contributions to the Limited Partners.

All  aspects  of  the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both , the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

The net proved oil and gas reserves of the Partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenues(S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $974,200 as compared to $986,500 as of December 31, 1996. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity

2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000.
Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.


3.   Results of Operations -

Total operating revenues decreased from $176,931 in 1997 to $ 146,046 in 1998. The Partnership's production for both gas and oil,decreased from 43,918 MCF and 1,698 Bbls in 1997 to 40,111 MCF and 968 Bbls in 1998. Although the main source of the Parntership's income is derived from its sale of gas production, the Partnership does receive a reasonable amount of revenue from its gas sales. The average price per barrel received was $18.78 in 1997 and $12.59 in 1998. The combination of lower average price per barrel and lower oil production did result in significantly lower revenue received from the sale of its oil production. The Partnership may experience declines in gas production due to pressure variances in the main transport lines. These variances may hinder the normal flow of the Partnership's gas to the main purchaser. Also the Partnership was paid an average price per mcf of $3.07 in 1997 and $ 3.34 in 1998. The increased average gas price did minimize the impact on overall revenues. Production expenses decreased from $81,017 in 1997 to $71,009 in 1998. The Partnership's regular operating expenses can vary based upon the needs of the particular wells and well sites. The current 1998 expenditures were consistent with lower production volumes and additional expenditures for road repairs, related labor costs and other repairs at the well site. The 1997 expenditures included various costs associated with reworks performed on wells in 1997.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1997 or during the first half of 1998. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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






August 12, 1998                     By: /S/ Charles E. Drimal Jr.
(Date)                             ---------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                         Balance Sheets
                                       June 30,      December 31,
                                         1998            1997
                                     (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents        $       1,882      $    26,270
  Due from affiliates                     25,602                0
                                     -----------     ------------
      Total current assets                27,484           26,270
                                     -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                        323,260         323,260
  Well and related facilities          7,658,884       7,658,354
   less accumulated
   depreciation, depletion and
   amortization                       (6,983,185)     (6,958,043)
                                     -----------     ------------
                                         998,959       1,023,571
                                     -----------     ------------
       Total assets                  $ 1,026,443     $ 1,049,841
                                     ============    ============

Liabilities and Partners' Equity
 Current Liabilities:
   Due to affiliates               $            0  $        7,441
                                     ------------    ------------
       Total current liabilities                0           7,441
                                     ------------    ------------
 Partners' Equity
   Limited partners                     1,031,536       1,049,271
   General partners                        (5,093)         (6,871)
                                      -----------     ------------
       Total partners' equity           1,026,443       1,042,400
                                      -----------     ------------
       Total liabilities and
         partners' equity          $    1,026,443     $ 1,049,841
                                     ===========     ============



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $    115,374      30,669  $   146,043
Interest income                      647          41          688
                                --------    --------     --------
  Total Revenue                  116,021      30,710      146,731
                                --------    --------     --------

Costs and Expenses:
Production expense                56,097      14,912       71,009
General and administrative
 to a related party               23,700       6,300       30,000
General and administrative         7,236       1,724        9,160
Depreciation, depletion
 and amortization                 23,633       1,509       25,142
                                --------    --------     --------
  Total Costs and Expenses       110,666      24,645      135,311
                                --------    --------     --------
  Net Income                $      5,355       6,065  $    11,420
                                ========    ========     ========

Net Income per equity unit  $        .58
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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    58,578      15,571      74,149
Interest income                      359          23         382
                                --------    --------     -------
  Total Revenue                   58,937      15,594      74,531
                                --------    --------     -------

Costs and Expenses:
Production expense                28,418       7,554      35,972
General and administrative
 to a related party               11,850       3,150      15,000
General and administrative         3,944       1,049       4,993
Depreciation, depletion
 and amortization                 11,816         755      12,571
                                --------    --------     -------
  Total Costs and Expenses        56,028      12,508      68,536
                                --------    --------     -------
  Net Income                 $     2,909       3,086       5,995
                                ========    ========     =======

Net Income per equity unit   $       .32
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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1998


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $   1,049,271      (6,871)     1,042,400
  Partners' Contribution                0       1,542          1,542
  Cash Distributions              (23,090)     (5,829)       (28,919)
  Net Income                        5,355       6,065         11,420
                                 --------    --------      ---------
Balance at end of period    $   1,031,536      (5,093)     1,026,443
                                 ========    ========      =========


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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1998


                             Limited        General
                             Partners       Partners      Total

Balance at beginning of
period                     $  1,051,717         (2,350)     1,049,367
  Partners' Contribution              0              0              0
  Cash Distributions            (23,090 )       (5,529)       (28,919)
  Net Income                      2,909          3,086          5,995
                               --------       --------     ----------
Balance at end of period   $  1,031,536         (5,093)     1,026,443
                               ========       ========     ==========


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

                       STERLING DRILLING FUND 1984-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended           ended
                                         June 30,        June 30,
                                           1998            1997

Net cash provided by operating
activities                           $        3,519  $      117,078
                                       ------------     -----------

Cash flows from financing
activities:
  Partners' contributions                     1,542             204
  Distribution to partners                  (28,919)        (29,079)
                                       ------------     -----------
Net cash (used in) financing
activities                                  (27,377)        (28,875)
                                       ------------     -----------
Cash flows from investing
activities:
  Investments in wells and well
  related facilities                           (530)         (70,060)
                                        ------------     -----------
Net cash (used by) investing
activities                                     (530)         (70,060)
                                         -----------     -----------
Net increase(decrease) in cash and
  cash equivalents                           (24,388)         18,143
Cash and cash equivalents at
  beginning of period                         26,270          20,620
                                        ------------     -----------
Cash and cash equivalents at end of
period                               $         1,882  $       38,763
                                       =============     ===========




See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1998



1.    The accompanying statements for the period ending June  30,

1998  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.