Form 10-Q
period 1998-09-30
STERLING DRILLING FUND 1984-1LP
filed 1998-11-12
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Balance Sheets - September 30, 1998 and December 31, 1997.

Statements of Operations for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1998, the General Partner's have distributed $1,708,660 or 18.50 % of original Limited Partner capital contributions to the Limited Partners.

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

3.   Results of Operations -

The Partnership's gas and oil production decreased, from 66,189 MCF and 2,026 BBLS in 1997 to 59,376 MCF and 1,552 BBLS in 1998.The Partnership's average price per MCF and per barrel declined from 1997 to 1998 about twenty cents per MCF and over six dollars per barrel. The combination of both price and production declines resulted in an overall operating revenue decrease from $252,579 in 1997 to $215,630 in 1998. Some production declines could be directly attributed to compressor  down  times  accompanied by  high  pressure  in  the  main transport lines. The increased main line pressure reduces the ease at which the Partnership's gas can flow from the wells to the transport lines. These situations directly impact volumes therefore lowering revenue but do not impact costs unless significant repairs are needed to specific wells or Partnership owned transport lines. Overall production expenses in 1997, of $120,744 were higher than 1998's expenses of $102,950. The partnership expended funds on the overall normal maintenance of well and well sites in both 1997 and 1998.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1998 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts allocated and spent reflect management's effort to limit costs, both incurred and allocated to the Registrant.


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1997 or in the three-quarters of 1998. The expense recorded, in both years, is consistent with the current basis of the Partnership's properties.



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


                            Sterling Drilling Fund 1984-1
                            By: /s /Charles E. Drimal Jr.
                            -----------------------------
                            Charles E. Drimal, Jr.
                            General Partner

November 12, 1998

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets

                                      September 30,      December
                                          1998           31, 1997
                                       (unaudited)      (audited)
Assets
Current Assets:
  Cash and cash equivalents        $         36,610 $        26.270
  Due From Affiliates                         8,497               0
                                        -----------     -----------
      Total current assets                   45,107          26,270

Oil and Gas properties -
successful efforts method:
 Leasehold costs                            323,260         323,260
 Well and related facilities              7,658,884       7,658,354
  less accumulated depreciation,
depletion and amortization               (6,995,755)     (6,958,043)
                                        -----------     -----------
                                            986,389       1,023,571
                                        -----------     -----------
       Total assets                $      1,031,496 $     1,049,841
                                         ==========     ===========

Liabilities & Partners' Equity
 Current Liabilities:
   Due to affiliates               $              0 $         7,441
                                        -----------     -----------
   Total liabilities                              0           7,441
                                        -----------     -----------
 Partners' Equity
   Limited partners                       1,032,849       1,049,271
   General partners                          (1,353)         (6,871)
                                        -----------     -----------
         Total partners' equity    $      1,031,496 $     1,042,400
                                        -----------     -----------
         Total Liabilities &
          Partner's Equity         $      1,031,496 $     1,049,841
                                         ==========     ===========



See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    170,348      45,282 $    215,630
Interest income                      849          54          903
                                --------    --------      -------
  Total Revenue                  171,197      45,336      216,533
                                --------    --------      -------

Costs and Expenses:
Production expense                81,331      21,619      102,950
General and administrative
 to a related party               35,550       9,450       45,000
General and administrative        12,199       3,243       15,442
Depreciation, depletion
 and amortization                 35,449       2,263       37,712
                                --------    --------      -------
  Total Costs and Expenses       164,529      36,575      201,104
                                --------    --------      -------
  Net Income                $      6,668       8,761  $    15,429
                                ========    ========      =======
Net Income per equity unit  $        .72
                                  ======

See accompanying note to the financial statements

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
                                  ======

See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    54,974      14,613 $    69,587
Interest income                        202          13         215
                                  --------    --------    --------
  Total Revenue                     55,176      14,626      69,802
                                  --------    --------    --------

Costs and Expenses:
Production expense                  25,234       6,707      31,941
General and administrative
 To a related party                 11,850       3,150      15,000
General and administrative           4,963       1,319       6,282
Depreciation, depletion
 And amortization                   11,816         754      12,570
                                  --------    --------    --------
  Total Costs and Expenses          53,863      11,930      65,793
                                  --------    --------    --------
  Net Income                   $     1,313       2,696 $     4,009
                                  ========    ========    ========
Net Income per equity unit     $       .14
                                  ========


See accompanying note to the financial statements

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
                                  ========


See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1998


                               Limited      General
                               Partners     Partners     Total

Balance at beginning of
period                      $  1,049,271        (6,871) $    1,042,400
  Partners' Contribution               0         2,586           2,586
  Cash Distributions             (23,090)       (5,829)        (28,919)
  Net Income                       6,668         8,761          15,429
                               ---------     --------       ----------
Balance at end of period    $  1,032,849       (1,353) $     1,031,496
                               =========     ========       ==========


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
                               =========      ========       ==========





See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1998


                               Limited        General
                               Partners       Partners      Total

Balance at beginning of
period                       $    1,031,536     (5,093)  $  1,026,443
  Partners' Contribution                  0       1,044         1,044
  Cash Distributions                      0           0             0
  Net Income                          1,313       2,696         4,009
                                  ---------    --------     ---------
Balance at end of period     $    1,032,849     (1,353)  $  1,031,496
                                  =========    ========     =========


                                   Three Months Ended
                                   September 30, 1997

                              Limited        General
                              Partners       Partners    Total

Balance at beginning of
period                      $   1,040,229    (15,833)  $  1,024,396
  Partners' Contribution                0       1,537         1,537
  Cash Distributions                    0           0             0
  Net Income(Loss)                  1,431       2,804         4,235
                                ---------    --------     ---------
Balance at end of period    $   1,041,660    (11,492)  $  1,030,168
                                =========    ========     =========




See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                         Nine months    Nine months
                                            Ended          ended
                                          September      September
                                           30, 1998       30, 1997

Net cash provided by operating
activities                             $       37,203  $     105,646
                                           ----------     ----------
Cash flows from financing activities:
  Partners' contributions                       2,586          1,741
  Distribution to partners                    (28,919)       (29,079)
                                          -----------    -----------
Net cash (used in)financing activities        (26,333)       (27,338)
                                          -----------    -----------
Cash flows from investing activities:
  Investment in wells and related
  facilities                                     (530)       (77,615)
                                           ----------     ----------
Net cash (used in)investing activities           (530)       (77,615)
                                          -----------    -----------

Net increase in cash and cash
  equivalents                                  10,340            693
Cash and cash equivalents at
  beginning of period                          26,270         20,620
                                          -----------    -----------
Cash and cash equivalents at end of
period                                 $       36,610  $      21,313
                                          ===========    ===========


see accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                     September 30, 1998



1. The accompanying statements for the period ending
September 30, 1998, are unaudited but reflect all adjustments necessary to present fairly the results of operations.