Form 10-K
period 1998-12-31
STERLING DRILLING FUND 1984-1LP
filed 1999-03-30
CIK 748858

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

(Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO

                           COMMISSION FILE NO. 0-13457

                       STERLING DRILLING FUND 1984-1, L.P.
             (Exact name of Registrant as specified in its charter)


                NEW YORK                              13-3234373
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

           ONE LANDMARK SQUARE                           06901
          STAMFORD, CONNECTICUT                       (Zip Code)
(Address of principal executive offices)



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

                                                                 YES [X] NO  [ ]

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

         The number of Units of the Registrant outstanding as of March 16, 1999, was: 9,236.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


===============================================================================

                      STERLING DRILLING FUND 1984-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

         During 1998, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1999, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1998, about $267,802, or 99.79% and $21,970, or 100%, of the
Partnership's gas and oil production was purchased by Phoenix Diversified and American Refining Group, respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase its products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1998 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1998, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                      Gross            Net
                                                      -----            ---
                  Oil Wells..........................     1                1
                  Gas Wells..........................    37           28.975
                  Producing acres.................... 3,078            2,410


-------------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                                1998           1997           1996          1995            1994
                                             ----------     ----------     ----------     ----------     ----------
Production:
     Oil and Condensate (bbl) ..........          1,833          2,600          2,386          2,745          3,298
     Gas (Mcf) .........................         80,855         86,945         85,614         83,970         75,776
Average Price of Sales:
     Oil and Condensate ($ per bbl) ....     $    11.83          19.70          16.67          15.70          13.36
     Gas ($ per Mcf) ...................     $     3.33           3.24           2.36           2.38           3.14
Production Expense per Dollar
     of Operating Revenue ..............     $     0.49           0.47           0.50           0.51           0.55


OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

          As of        Proved Developed
          12-31           Oil (bbls)                   Gas (Mcf)
          -----           ---------                    ---------
          1994              36,000                     1,242,000
          1995              43,000                     1,678,000
          1996              40,100                     1,689,500
          1997              34,000                     1,683,000
          1998              26,900                     1,454,900


     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                     Proved Developed
                          -------------------------------------------
          As of           Future Net                Present Value of
          12-31             Revenue                Future Net Revenue
          -----           ----------               ------------------
          1994            $1,036,000                   $514,000
          1995             1,632,000                    689,000
          1996             2,400,700                    986,600
          1997             2,390,000                    974,200
          1998             1,684,700                    649,800

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

     There were no matters submitted during 1998 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1999, there were 629 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 1998 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 1998, is $1,708,660.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1999, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 176 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 51, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 46, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 47, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 39, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 66, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1998 and 1997 the allocation of general and administrative expenses to the Partnership was $60,000 in each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 16, 1999, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.


                                                    Number
     Name And Address Of Beneficial Owner           Of Units      Percent
     ------------------------------------           --------      -------
     PrimeEnergy Management Corporation
       One Landmark Square
       Stamford, CT 06901 .........................    930         10.07%

     PrimeEnergy Corporation
       One Landmark Square
       Stamford, CT 06901 .........................  1,037         11.23%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1998 was paid well operating fees ranging from about $428 to $597 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1998 and 1997, the Partnership paid an aggregate of $98,952 and $125,544, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                   Sterling Drilling Fund 1984-1, L.P.
                                   By:      PrimeEnergy Management Corporation

                                   Managing General Partner



                                   By:      /s/ CHARLES E. DRIMAL, JR.
                                       ----------------------------------------

                                   Charles E. Drimal, Jr.

                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.



/s/ CHARLES E. DRIMAL, JR.           Director and President,
-------------------------------      PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
                                  The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS              Director and Vice President and Treasurer,
-------------------------------      PrimeEnergy Management Corporation;
Beverly A. Cummings
                                  The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.           Director, PrimeEnergy Management
-------------------------------      Corporation
Bennie H. Wallace, Jr.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (A NEW YORK LIMITED PARTNERSHIP)

                  INDEX TO FINANCIAL INFORMATION AND SCHEDULES

                                                                                  Page No.
                                                                                  --------
Selected Financial Data                                                              F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                  F-2


Report of Independent Public Accountant                                              F-6

Financial Statements:

          Balance Sheets, December 31, 1998 and 1997                                 F-7

          Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996                                           F-8

          Statements of Changes in Partners' Equity for the
          Years Ended December 31, 1998, 1997 and 1996                               F-9

          Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996                                           F-10

          Notes to Financial Statements                                              F-11

Schedules:

          V  -     Property and Equipment - Oil and Gas Properties for
                   the Years Ended December 31, 1998, 1997 and 1996                  F-19

          VI -     Accumulated Depreciation, Depletion, and
                   Amortization - Oil and Gas Properties for the
                   Years Ended December 31, 1998, 1997 and 1996                      F-20


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

                                               Year Ended December 31,  (000's omitted)
                                        -------------------------------------------------------
                                         1998        1997        1996         1995        1994
                                        ------      ------      ------       ------      ------
Revenues ..........................     $  291         334         246          317         283
Net Income (loss):
    Limited Partners ..............          7          28         (13)          40        (523)
    General Partners ..............         12          17           6           23         (34)
    Per equity unit ...............        .81        3.10       (1.44)        4.38      (56.66)
Total assets ......................     $1,035       1,049       1,023        1,060       1,058
Cash distributions:
    Limited Partners ..............     $   23          23          23           23          23
    General Partners ..............     $    6           6           6            6           6
    Limited partners as a % of
      original contribution .......       0.25%       0.25%       0.25%        0.25%       0.25%


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1998, the General Partners have distributed $1,708,660 or 18.50% of original Limited Partner capital contributions, to the Limited Partners.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific the year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

         In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Managing General Partner, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999.

         Through 1998, the Managing General Partner has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Managing General Partner expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of

December 31, 1998, was approximately $649,800, as compared to $974,200 as of December 31, 1997. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in October, 1984, for $7,750,000. Pursuant to the terms of this contract, thirty-two wells were drilled resulting in thirty-two producing wells.

         3. Results of operations:

         1998 compared to 1997

     Overall operating revenue declined from $334,327 in 1997 to $291,943 in 1998. The reduction in revenue can be attributable to both gas and oil production declines, from 86,945 mcf and 2,600 bbls in 1997 to 80,855 mcf and 1,833 bbls in 1998. Some production declines can be attributed to compressor down times accompanied by high pressure in the main transport lines. The variances in pressure may hinder the ease at which the Partnership's gas flows into the transport lines. The Partnership does receive some of its revenue from the oil it produces. The current year oil revenue is significantly lower due to a much lower average price per barrel from $19.70 in 1997 to $11.83 in 1998. Further declines in revenue were offset by a slightly better average price per mcf, from $3.24 in 1997 to $3.33 in 1998.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         The Partnership production expenses declined from $157,503 in 1997 to $140,776 in 1998. The operator expends funds on repairs, labor, maintenance, and location costs based upon the needs at a particular well or well site. Also some production costs vary based upon the volume of gas and oil produced. The 1998 expenditures were consistent with current production volumes and normal recurring upkeep needed by the wells. During 1997, the operator performed supplemental procedures, including but not limited to swabbing, stimulating or acidizing various wells. The procedures were performed to increase, improve or sustain production on a particular well at the discretion of the operator.

         General and administrative costs remained substantially unchanged, from $79,755 in 1997 to $79,205 in 1998. Management continues to use in-house resources to provide efficient and timely services to the Partnership. Amounts in both years are substantially less then the $461,800 allocable to the Partnership under the Partnership Agreement. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 1998 or 1997. The overall Partnership depreciation was consistent with the current remaining basis in the Partnership properties and the rates applied.

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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 9, 1999

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997




                                           Assets

                                                                1998              1997
                                                            ------------      ------------
Current Assets:
  Cash and cash equivalents (Note 2)                        $     43,948      $     26,270
  Due from affiliates (Note 6)                                    21,341                --
                                                            ------------      ------------
     Total Current Assets                                         65,289            26,270
                                                            ------------      ------------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                                323,260           323,260
  Wells and related facilities                                 7,658,884         7,658,354
                                                            ------------      ------------
      Total                                                    7,982,144         7,981,614
  Less - Accumulated depreciation and depletion
           and amortization                                   (7,011,961)       (6,958,043)
                                                            ------------      ------------
                                                                 970,183         1,023,571
                                                            ------------      ------------

     Total Assets                                           $  1,035,472      $  1,049,841
                                                            ============      ============



                              Liabilities and Partners' Equity

Total Current Liabilities                                   $         --      $      7,441
                                                            ------------      ------------

Partners' Equity:
  Limited partners                                             1,033,627         1,049,271
  General partners                                                 1,845            (6,871)
                                                            ------------      ------------
     Total Partners' Equity                                    1,035,472         1,042,400
                                                            ------------      ------------

     Total Liabilities and Partners' Equity                 $  1,035,472      $  1,049,841
                                                            ============      ============



  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      1998                            1997                             1996
                        -------------------------------  -------------------------------  --------------------------------

                        Limited    General               Limited    General               Limited     General
                        Partners   Partners     Total    Partners   Partners     Total    Partners    Partners    Total
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
Revenues:
  Operating revenues    $ 230,635  $  61,308  $ 291,943  $ 264,118  $  70,209  $ 334,327  $ 193,942   $  51,554  $ 245,496
  Interest                  1,279         82      1,361      1,607        103      1,710        391          25        416
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------

     Total Revenues       231,914     61,390    293,304    265,725     70,312    336,037    194,333      51,579    245,912
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------

Costs and Expenses:
  Production expenses     111,213     29,563    140,776    124,427     33,076    157,503     96,257      25,587    121,844
  Depreciation,
   depletion and
   amortization            50,683      3,235     53,918     49,703      3,173     52,876     47,547       3,035     50,582
  General and
   administrative
   expenses (Note 7)       62,572     16,633     79,205     63,006     16,749     79,755     63,834      16,968     80,802
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------

    Total Expenses        224,468     49,431    273,899    237,136     52,998    290,134    207,638      45,590    253,228
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------

     Net Income (Loss)  $   7,446  $  11,959  $  19,405  $  28,589  $  17,314  $  45,903  $ (13,305)  $   5,989  $  (7,316)
                        =========  =========  =========  =========  =========  =========  =========   =========  =========

   Net Income (Loss)

   Per Equity Unit
   (Note 2)             $     .81                        $    3.10                        $   (1.44)
                        =========                        =========                        =========


  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                 Limited         General
                                 Partners        Partners          Total
                                -----------     -----------        -----
Balance at December 31, 1995    $ 1,080,167     $   (20,084)    $ 1,060,083

Partners' contributions                  --             162             162

Distributions to partners           (23,090)         (6,005)        (29,095)

Net Income (Loss)                   (13,305)          5,989          (7,316)
                                -----------     -----------     -----------

Balance at December 31, 1996      1,043,772         (19,938)      1,023,834

Partners' contributions                  --           1,742           1,742

Distributions to partners           (23,090)         (5,989)        (29,079)

Net Income                           28,589          17,314          45,903
                                -----------     -----------     -----------

Balance at December 31, 1997      1,049,271          (6,871)      1,042,400

Partners' contributions                  --           2,586           2,586

Distributions to partners           (23,090)         (5,829)        (28,919)

Net Income                            7,446          11,959          19,405
                                -----------     -----------     -----------

Balance at December 31, 1998    $ 1,033,627     $     1,845     $ 1,035,472
                                ===========     ===========     ===========







  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                      1998           1997           1996
                                                   ----------     ----------     ----------
Cash Flows From Operating Activities:
 Net income/(loss)                                 $   19,405     $   45,903     $   (7,316)
 Adjustments to reconcile net income/(loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization            53,918         52,876         50,582
   Changes in Assets and Liabilities:
    (Increase) Decrease in Due from affiliates        (21,341)       (20,076)         7,645
    Increase (Decrease) Due to affiliates              (7,441)        31,899         11,268
                                                   ----------     ----------     ----------
      Net Cash Provided by Operating Activities        44,541        110,602         62,179
                                                   ----------     ----------     ----------

Cash Flows From Investing Activities:
  Equipment purchases                                    (530)       (77,615)       (14,027)
                                                   ----------     ----------     ----------
     Net Cash Provided by Investing Activities           (530)       (77,615)       (14,027)
                                                   ----------     ----------     ----------

Cash Flows From Financing Activities:
  Partners' contributions                               2,586          1,742            162
  Distributions to partners                           (28,919)       (29,079)       (29,095)
                                                   ----------     ----------     ----------
     Net Cash Used in Financing activities            (26,333)       (27,337)       (28,933)
                                                   ----------     ----------     ----------

Net increase in cash and cash equivalents              17,678          5,650         19,219

Cash and cash equivalents, beginning of year           26,270         20,620          1,401
                                                   ----------     ----------     ----------

Cash and cash equivalents, end of year             $   43,948     $   26,270     $   20,620
                                                   ==========     ==========     ==========




  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


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

                        DECEMBER 31, 1998, 1997 AND 1996




(2)      Summary of Significant Accounting Policies - (Cont'd):

         production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

         Federal Income Taxes:

         As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

         Limited Partners' Loss Per Equity Unit:

         The limited partners' income (loss) per equity unit is computed on the 9,236 limited partner equity units.

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

                        DECEMBER 31, 1998, 1997 AND 1996



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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1998, 1997 and 1996:

                                                           1998           1997         1996
                                                          ------         ------       ------
              Average sales price per MCF of gas          $ 3.33        $ 3.24        $ 2.36
              Average sales price per BBL of oil
               and other liquids                           11.83         19.70         16.67
              Production expense per dollar of
               operating revenue                            0.49          0.47          0.50

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

                                                          (Unaudited)
                                                   -------------------------
                                                   GAS (MCF)        OIL (BBL)
                                                   ---------        --------
         Reserves as of December 31, 1995          1,677,672          42,835
         Revisions of previous estimates              97,462            (325)
         Production                                  (85,614)         (2,386)
                                                   ---------        --------

         Reserves as of December 31, 1996          1,689,520          40,124
         Revisions of previous estimates              80,497          (3,476)
         Production                                  (86,945)         (2,600)
                                                   ---------        --------

         Reserves as of December 31, 1997          1,683,072          34,048
         Revisions of previous estimates            (147,340)         (5,299)
         Production                                  (80,855)         (1,833)
                                                   ---------        --------
         Reserves as of December 31, 1998          1,454,877          26,916
                                                   =========        ========

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996






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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The partnership has recorded no additional provision for 1998, 1997 or 1996. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income for 1998, 1997 or 1996 would not have been reduced.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996





(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                             Limited           General
                                                             Partners          Partners
                                                             --------          --------
         Participation in Costs:
           Sales commissions and dealer manager fees           100%               - %
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1984-1, L.P.                 - %              100%
           Management fee                                      100%               - %
           Lease acquisition costs                              94%                6%
           Drilling and completion costs                        94%                6%
           General and administrative expenses                  79%               21%
           Production operator's fee                            79%               21%
           Operating expenses                                   79%               21%
           All other costs                                      94%                6%
         Participation in Revenues:
           Sale of production                                   79%               21%
           Sale of properties                                   94%                6%
           Sale of equipment                                    94%                6%
           All other revenues                                   94%                6%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 1998 and 1997, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $428 for each producing gas well and $597 for each producing or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996






(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 1998, 1997 and 1996, $90,797, $104,891, and $75,062, of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1998, $28,985 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1998 for which it was billed $98,952.


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

         During 1998, 1997 and 1996, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $60,000, $60,000 and $60,000, respectively.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                          Year Ended December 31,
                                  ----------------------------------------
                                     1998           1997          1996
                                  ----------     ----------     ----------
Net income (loss) as
 reported on the
 Partnership's federal
 income tax return                $   69,450     $   19,401     $   40,461

Recompletion costs reported
 differently for financial
 reporting purposes and
 for income tax reporting
 purposes                                 --         74,207             --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                    (50,045)       (47,705)       (47,777)
                                  ----------     ----------     ----------
Net income (loss) per
 accompanying financial
 statements                       $   19,405     $   45,903     $   (7,316)
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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996








(9)      Major Customers:

         A schedule of the major purchasers of the Partnership's production is as follows:

            Purchaser                      1998               1997               1996
            ---------                    --------           --------           --------
         Phoenix Diversified             $267,802           $271,203           $201,880
         American River Terminals              -            $ 52,812           $ 40,458
         American Refining Group         $ 21,970                 -                  -

                                   SCHEDULE V


                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    Balance at                                                      Balance
                                    Beginning       Additions                         Other         at End
                                     of Year         at Cost      Retirements        Changes        of Year
                                  ------------    ------------    ------------    ------------    ------------
Year Ended December 31, 1998:
  Leasehold costs                 $    323,260    $         --    $         --    $         --    $    323,260
  Wells and related facilities       7,658,354             530              --              --       7,658,884
                                  ------------    ------------    ------------    ------------    ------------
                                  $  7,981,614    $        530    $         --    $         --    $  7,982,144
                                  ============    ============    ============    ============    ============


Year Ended December 31, 1997:
  Leasehold costs                 $    323,260    $         --    $         --    $         --    $    323,260
  Wells and related facilities       7,580,739          77,615              --              --       7,658,354
                                  ------------    ------------    ------------    ------------    ------------
                                  $  7,903,999    $     77,615    $         --    $         --    $  7,981,614
                                  ============    ============    ============    ============    ============


Year ended December 31, 1996:
  Leasehold costs                 $    323,260    $         --    $         --    $         --    $    323,260
  Wells and related facilities       7,566,712          14,027              --              --       7,580,739
                                  ------------    ------------    ------------    ------------    ------------
                                  $  7,889,972    $     14,027    $         --    $         --    $  7,903,999
                                  ============    ============    ============    ============    ============

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                   Balance at      Charges to                                       Balance
                                   Beginning       Costs and                         Other          at End
                                    of Year         Expenses      Retirements       Changes         of Year
                                  ------------    ------------    ------------    ------------    ------------

Year Ended December 31, 1998:
  Wells and related facilities    $  6,677,126    $     51,689    $         --    $         --    $  6,728,815
  Leasehold costs                      280,917           2,229              --              --         283,146
                                  ------------    ------------    ------------    ------------    ------------
                                  $  6,958,043    $     53,918    $         --    $         --    $  7,011,961
                                  ============    ============    ============    ============    ============


Year Ended December 31, 1997:
  Wells and related facilities    $  6,626,437    $     50,689    $         --    $         --    $  6,677,126
  Leasehold costs                      278,730           2,187              --              --         280,917
                                  ------------    ------------    ------------    ------------    ------------
                                  $  6,905,167    $     52,876    $         --    $         --    $  6,958,043
                                  ============    ============    ============    ============    ============


Year ended December 31, 1996:
  Wells and related facilities    $  6,578,110    $     48,327    $         --    $         --    $  6,626,437
  Leasehold costs                      276,475           2,255              --              --         278,730
                                  ------------    ------------    ------------    ------------    ------------
                                  $  6,854,585    $     50,582    $         --    $         --    $  6,905,167
                                  ============    ============    ============    ============    ============

                                INDEX TO EXHIBITS

                                                                                             SEQUENTIALLY
          EXHIBIT                                                                              NUMBERED
          NUMBER                             EXHIBIT                                             PAGE
          -------                            -------

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