Form 10-Q
period 1999-03-31
STERLING DRILLING FUND 1984-1LP
filed 1999-05-14
CIK 748858

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

Balance Sheets - March 31, 1999 and December 31, 1998.

Statements of Operations for the Three Months Ended March 31, 1999 and
1998.

Statements of Changes in Partners' Equity for the year ended December 31, 1998 and for the Three Months Ended March 31, 1999.

Statements of Cash Flows for the Three Months Ended March 31, 1999 and
1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 1999, the General Partners have distributed $1,708,660 or 18.50% of original Limited Partner capital contributions, to the Limited Partners.

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

3.   Results of Operations -

Operating revenues decreased from $71,894 in 1998 to $39,683 in 1999. This decline is related to declines in gas production, average price per MCF and declines in average price per BBL. The Partnership's gas production and average price per MCF changed from 20,188 MCF and $3.20 in 1998 to 16,958 MCF and $2.70 in 1999. Although the
Parntership receives most of its revenue from gas production it did show a slight increase in its oil production from 515 BBL in 1998 to 880 BBL in 1999. This increase in oil production was offset by lower average prices per barrel in 1999 as compared to 1998. Production expenses declined slightly from $35,037 in 1998 to $33,587 in 1999. Variable costs associated with production decreased, for example the related well taxes which are based upon production data. The Partnership expended funds on typical and customary well and well site costs during the first quarter 1999.

General and administrative expenses to a related party and to third parties declined slightly from 1998 to 1999. Management continues to use in-house resources to provide efficient and timely services to the partnership. The related party administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the
Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1998 and 1999 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1998 or first quarter 1999 due to additional depletion. Depletion expense is reasonable, in both years, based upon the rates and property basis reported.

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


                             Sterling Drilling Fund 1984-1
                             BY: /S/ Charles E.Drimal, Jr.
                             ------------------------------
                             Charles E. Drimal, Jr.
                             General Partner
May 14, 1999
(date)

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets
                         (unaudited)
                                     March 31,      December 31,
                                        1999            1998
Assets
Current Assets:
  Cash and cash equivalents      $     63,676       $    43,948
  Due from affiliates                       0            21,341
  Due from others                       2,417                 0
                                   -----------      -----------
      Total current assets             66,093           65,289
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                     323,260          323,260
  Well and related facilities       7,658,884        7,658,884
   less accumulated
   depreciation, depletion and
   amortization                    (7,024,718)      (7,011,961)
                                   -----------      -----------
                                      957,426          970,183
                                   -----------      -----------
       Total assets              $  1,023,519      $ 1,035,472
                                   ============     ============

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates                   10,733                0
                                   -----------      -----------
       Total current liabilities        10,733                0
                                   -----------      -----------
 Partners' Equity
   Limited partners              $   1,013,218      $ 1,033,627
   General partners                       (432)           1,845
                                   -----------      -----------
         Total partners' equity  $   1,012,786      $ 1,035,472
                                   -----------      -----------

        Total Liabilities and
          Partner's Equity       $   1,023,519      $ 1,035,472
                                   ============     ============


See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    31,350       8,333  $     39,683
Interest income                      595          38           633
                                --------    --------     ---------
  Total Revenue                   31,945       8,371        40,316
                                --------    --------     ---------

Costs and Expenses:
Production expense                26,534       7,053        33,587
General and administrative
 to a related party               11,850       3,150        15,000
General and administrative         1,978         526         2,504
Depreciation, depletion
 and amortization                 11,992         765        12,757
                                --------    --------     ---------
  Total Costs and Expenses        52,354      11,494        63,848
                                --------    --------     ---------
  Net Loss                   $  (20,409)     (3,123)  $   (23,532)
                                ========    ========     =========
Net Income per equity unit   $    (2.21)
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

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1997  $  1,049,271  $    (6,871)  $  1,042,400
  Partners' contribution                 0         2,586         2,586
  Distribution to partners         (23,090)       (5,829)      (28,919)
  Net Income                         7,446        11,959        19,405
                                  --------      --------      --------
Balance at December 31, 1998  $  1,033,627  $      1,845  $  1,035,472
  Partners' contribution                 0           846           846
  Net Income                       (20,409)       (3,123)      (23,532)
                                  --------      --------      --------
Balance at March 31, 1999     $  1,013,218          (432)    1,012,786
                                  ========      ========      ========




See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                            Three          Three
                                           months          months
                                         ended March    ended March
                                          31, 1999        31, 1998

Net cash provided by operating
activities                            $       18,882  $        2,846
                                          ----------      ----------
Cash flows from investing activities
  Investment in wells and
  related facilities                               0           (530)
                                          ----------      ----------
Net cash used in investing activities              0           (530)
                                          ----------      ----------

Cash flows from financing activities
  Partners' contribution                         846           1,542
                                          ----------      ----------
Net cash provided by financing
  activities                                     846           1,542
                                          ----------      ----------
Net increase(decrease) in cash and
  cash equivalents                            19,728           3,858
Cash and cash equivalents at
  beginning of period                         43,948          26,270
                                          ----------     -----------
Cash and cash equivalents at end of
period                                $       63,676  $       30,128
                                         ===========     ===========


See accompanying note to financial statements.

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                       March 31, 1999



1. The accompanying statements for the period ending March
31, 1999 are unaudited but reflect all adjustments necessary to present fairly the results of operations.