Form 10-Q
period 1999-06-30
STERLING DRILLING FUND 1984-1LP
filed 1999-08-13
CIK 748858

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

Balance Sheets - June 30, 1999 and December 31, 1998.

Statements of Operations for the Six and Three Months Ended June
30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Six and Three
Months Ended June 30, 1999 and 1998.

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The  oil  and gas industry is intensely competitive  in  all  its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1999, the General Partners have distributed $1,731,750.00 or 18.75% of original Limited Partner capital contributions to the Limited Partners.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The Managing General Partner, in accordance with Phase I of the program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in

<page 4>

order  to  mitigate potential disruption to business  operations.
The Managing General Partner expects to complete and to refine this plan throughout 1999.

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


<page 5>

2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000.
Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.


3.   Results of Operations -

Total  operating  revenues  decreased  from  $  146,046  in  1998 to $73,703 in 1999. The Partnership's production of gas decreased from 40,111 MCF in 1998 to 30,968 MCF in 1999. Also the Partnership was paid an average price per MCF of $ 3.34 in 1998 compared to the decreased average price per MCF of $1.98 in 1999. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. Production expenses decreased from
$71,009 in 1998 to $53,198 in 1999. The Partnership's regular operating expenses can vary based upon the needs of the particular wells and well sites. The current 1999 expenditures were consistent with lower production volumes and decreased expenditures for road repairs, related labor costs and other repairs at the well site.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1998 or during the first half of 1999. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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






August 13, 1999                     By: /S/ Charles E. Drimal Jr.
(Date)                             ---------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                         Balance Sheets
                                       June 30,      December 31,
                                         1999            1998
                                     (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents        $       5,460  $       43,948
  Due from affiliates                     28,482          21,341
                                     -----------     ------------
      Total current assets                33,942          65,289
                                     -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                        323,260         323,260
  Well and related facilities          7,658,884       7,658,884
   less accumulated
   depreciation, depletion and
   amortization                       (7,037,475)     (7,011,961)
                                     -----------     ------------
                                         944,669         970,183
                                     -----------     ------------
       Total assets                $     978,611 $     1,035,472
                                     ============    ============

Liabilities and Partners' Equity
 Current Liabilities:
   Due to others                   $       12,287  $           0
                                     ------------    ------------
       Total current liabilities           12,287              0
                                     ------------    ------------
 Partners' Equity
   Limited partners                       974,388      1,033,627
   General partners                        (8,064)         1,845
                                      -----------     -----------
       Total partners' equity             966,324      1,035,472
                                      -----------     -----------
       Total liabilities and
         Partners' equity          $      978,611   $  1,035,472
                                     ===========     ============



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1999

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $     58,225      15,478  $    73,703
Other revenue                      2,300         611        2,911
Interest income                      857          55          912
                                --------    --------     --------
  Total Revenue                   61,382      16,144       77,526
                                --------    --------     --------

Costs and Expenses:
Production expense                42,026      11,172       53,198
General and administrative
 to a related party               23,700       6,300       30,000
General and administrative         7,822       2,079        9,901
Depreciation, depletion
 and amortization                 23,983       1,531       25,514
                                --------    --------     --------
  Total Costs and Expenses        97,531      21,082      118,613
                                --------    --------     --------
  Net Income (Loss)         $    (36,149)     (4,938)  $  (41,087)
                                ========    ========     ========
Net Income (Loss) per
equity unit                 $     (3.91)
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

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1999

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    26,875       7,145 $    34,020
Other revenue                      2,300         611       2,911
Interest income                      262          17         279
                                --------    --------     -------
  Total Revenue                   29,437       7,773      37,210
                                --------    --------     -------

Costs and Expenses:
Production expense                15,492       4,119      19,611
General and administrative
 to a related party               11,850       3,150      15,000
General and administrative         5,844       1,553       7,397
Depreciation, depletion
 and amortization                 11,991         766      12,757
                                --------    --------     -------
  Total Costs and Expenses        45,177       9,588      54,765
                                --------    --------     -------
  Net Income (Loss)          $   (15,740)     (1,815) $  (17,555)
                                ========    ========     =======
Net Income (Loss) per
equity unit                  $     (1.70)
                                ========



See accompanying note to financial  statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    58,578      15,571 $    74,149
Interest income                      359          23         382
                                --------    --------     -------
  Total Revenue                   58,937      15,594      74,531
                                --------    --------     -------

Costs and Expenses:
Production expense                28,418       7,554      35,972
General and administrative
 to a related party               11,850       3,150      15,000
General and administrative         3,944       1,049       4,993
Depreciation, depletion
 and amortization                 11,816         755      12,571
                                --------    --------     -------
  Total Costs and Expenses        56,028      12,508 $    68,536
                                --------    --------     -------
  Net Income                 $     2,909       3,086       5,995
                                ========    ========     =======

Net Income per equity unit   $       .32
                                ========



See accompanying note to financial  statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1999


                               Limited        General
                               Partners       Partners     Total

Balance at beginning of
period                      $   1,033,627         1,845   $ 1,035,472
  Partners' Contribution                0           846           846
  Cash Distributions              (23,090)       (5,817)      (28,907)
  Net Income (Loss)               (36,149)       (4,938)      (41,087)
                                 --------     ---------      ---------
Balance at end of period    $     974,388        (8,064)  $   966,324
                                 ========     =========      =========

                                    Six Months Ended
                                     June 30, 1998


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $   1,049,271      (6,871) $   1,042,400
  Partners' Contribution                0       1,542          1,542
  Cash Distributions              (23,090)     (5,829)       (28,919)
  Net Income                        5,355       6,065         11,420
                                 --------    --------      ---------
Balance at end of period    $   1,031,536      (5,093) $   1,026,443
                                 ========    ========      =========


See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1999


                             Limited        General
                             Partners       Partners      Total

Balance at beginning of
period                     $  1,013,218           (432)   $ 1,012,786
  Partners' Contribution              0              0              0
  Cash Distributions             (23,090)       (5,817)       (28,907)
  Net Income (Loss)              (15,740)       (1,815)       (17,555)
                               --------       --------     ----------
Balance at end of period   $    974,388         (8,064)   $   966,324
                               ========       ========     ==========

                                   Three Months Ended
                                     June 30, 1998


                             Limited        General
                             Partners       Partners      Total

Balance at beginning of
period                     $  1,051,717         (2,350)  $  1,049,367
  Partners' Contribution              0              0              0
  Cash Distributions             (23,090)       (5,529)       (28,919)
  Net Income                      2,909          3,086          5,995
                               --------       --------     ----------
Balance at end of period   $  1,031,536         (5,093)  $  1,026,443
                               ========       ========     ==========


See accompanying note to financial statements.

                       STERLING DRILLING FUND 1984-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended           ended
                                         June 30,        June 30,
                                           1999            1998

Net cash provided by (used in)
operating activities                 $      (10,427) $        3,519
                                       ------------     -----------

Cash flows from financing
activities:
  Partners' contributions                       846           1,542
  Distribution to partners                  (28,907)        (28,919)
                                       ------------      -----------
Net cash (used in) financing
activities                                 (28,061)         (27,377)
                                       ------------      -----------
Cash flows from investing
activities:
  Investments in wells and well
  Related facilities                              0            (530)
                                       ------------      -----------
Net cash (used by) investing
activities                                        0            (530)
                                        -----------      -----------
Net increase(decrease) in cash and
  cash equivalents                          (38,488)        (24,338)
Cash and cash equivalents at
  Beginning of period                        43,948          26,270
                                       ------------     -----------
Cash and cash equivalents at end of
period                               $        5,460  $        1,882
                                       ============     ===========




See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1999



1.    The accompanying statements for the period ending June  30,

1999  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.