Form 10-Q
period 1999-09-30
STERLING DRILLING FUND 1984-1LP
filed 1999-11-12
CIK 748858

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


/X/Quarterly  Report  Pursuant  to  Section  13  or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Balance Sheets - September 30, 1999 and December 31, 1998.

Statements of Operations for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1999, the General Partners have distributed $1,731,750.00 or 18.75% of original Limited Partner capital contributions to the Limited Partners.

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

3.   Results of Operations -

The Partnership's gas and oil production decreased, from 59,376 MCF and 1,552 BBLS in 1998 to 52,194 MCF and 1,635 BBLS in 1999. The Partnership's average price per MCF and per barrel declined to $2.31 per MCF and $14.30
per barrel in 1999.   The combination of both price and production declines
resulted in an overall operating revenue decrease from $215,630 in 1998 to $144,125 in 1999. Production declines could be directly attributed to shut-in's of purchaser's transport lines or compressor down times to complete needed annual repairs. These situations directly impact volumes therefore lowering revenue but generally do not increase costs unless significant repairs are needed to specific wells or Partnership owned transport lines. Production expenses declined from $102,950 in 1998 to $85,591 in 1999. The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Current production expenses, during both years, has been limited to normal maintenance and upkeep of the wells and well sites.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1999 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts allocated and spent reflect management's effort to limit costs, both incurred and allocated to the Registrant.


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1998 or in the three-quarters of 1999. The expense recorded, in both years, is consistent with the current basis of the Partnership's properties.



PART II
Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item .  Exhibits and Reports on Form  8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.

                            S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Sterling Drilling Fund 1984-1


                                    BY: /s/ Charles E. Drimal Jr
                                    ----------------------------
                                    Charles E. Drimal, Jr.
                                    General Partner

November 12, 1999
(Date)

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                       Balance Sheets

                                      September 30,    December 31,
                                          1999             1998
                                       (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents        $         36,259 $       43,948
  Due from other                              7,757         21,341
                                        -----------      ---------
      Total current assets                   44,016         65,289

Oil and Gas properties -
successful efforts method:
 Leasehold costs                            323,260        323,260
 Well and related facilities              7,658,884      7,658,884
  less accumulated depreciation,
depletion and amortization
                                         (7,050,232)    (7,011,961)
                                        -----------     -----------
                                            931,912        970,183
                                        -----------    ------------
       Total assets                $        975,928 $     1,035,472
                                         ==========      ===========

Liabilities & Partners' Equity
 Current Liabilities:
   Due to affliates                $          2,575 $             0
                                        -----------      ----------
   Total liabilities                          2,575               0
                                        -----------      ----------
 Partners' Equity
   Limited partners                         977,540       1,033,627
   General partners                          (4,187)          1,845
                                        -----------     -----------
         Total partners' equity    $        973,353 $     1,035,472
                                        -----------     -----------
         Total Liabilities &
          Partner's Equity         $        975,928 $     1,035,472
                                         ==========      ===========



See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1999

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    113,859      30,266 $    144,125
Other revenue                      2,300         611        2,911
Interest income                    1,046          67        1,113
                               ---------    --------     --------
  Total Revenue                  117,205      30,944      148,149
                                --------    --------     --------

Costs and Expenses:
Production expense                67,617      17,974       85,591
General and administrative
 to a related party               35,550       9,450       45,000
General and administrative        11,060       2,940       14,000
Depreciation, depletion
 and amortization                 35,975       2,296       38,271
                                --------    --------     --------
  Total Costs and Expenses       150,202      32,660      182,862
                                --------    --------     --------
  Net Income/(loss)         $   (32,997)     (1,716) $   (34,713)
                                ========    ========     ========
Net (Loss) per equity unit  $     (3.57)
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
                                  ======

See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Operations
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1999

                                 Limited      General
                                 Partners     Partners    Total
Revenue:
Operating revenue              $    55,634      14,788      70,422
Other revenue                            0           0           0
Interest income                        189          12         201
                                 ---------    --------    --------
  Total Revenue                     55,823      14,800      70,623
                                 ---------    --------    --------

Costs and Expenses:
Production expense                  25,591       6,802      32,393
General and administrative
 To a related party                 11,850       3,150      15,000
General and administrative           3,238         861       4,099
Depreciation, depletion
 And amortization                   11,992         765      12,757
                                 ---------    --------    --------
  Total Costs and Expenses          52,671      11,578      64,249
                                 ---------    --------    --------
  Net Income                   $     3,152       3,222       6,374
                                  ========    ========    ========
Net Income per equity unit     $      0.34
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
                                  ========


See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Nine Months Ended
                                   September 30, 1999


                               Limited     General
                               Partners    Partners       Total

Balance at beginning of                                $
period                      $  1,033,627        1,845       1,035,472
  Partners' Contribution               0        1,501           1,501
  Cash Distributions             (23,090)      (5,817)        (28,907)
  Net Income/(Loss)              (32,997)      (1,716)        (34,713)
                               ---------      --------     ----------
Balance at end of period    $    977,540       (4,187)  $     973,353
                               =========      ========     ==========


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
                               =========      ========       ==========





See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
          Statement of Changes in Partners' Equity
                         (unaudited)

                                   Three Months Ended
                                   September 30, 1999


                               Limited        General
                               Partners       Partners      Total

Balance at beginning of
period                       $      974,388      (8,064) $    966,324
  Partners' Contribution                  0         655           655
  Cash Distributions                      0           0             0
  Net Income                          3,152       3,222         6,374
                                  ---------    --------     ---------
Balance at end of period     $      977,540      (4,187) $    973,353
                                  =========    ========     =========


                                   Three Months Ended
                                   September 30, 1998

                              Limited        General
                              Partners       Partners    Total

Balance at beginning of
period                      $   1,031,536     (5,093)  $  1,026,443
  Partners' Contribution                0       1,044         1,044
  Cash Distributions                    0           0             0
  Net Income(Loss)                  1,313       2,696         4,009
                                ---------    --------     ---------
Balance at end of period    $   1,032,849     (1,353)  $  1,031,496
                                =========    ========     =========




See accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York Limited Partnership)
                   Statement of Cash Flows
                         (unaudited)

                                         Nine months    Nine months
                                            Ended          ended
                                          September      September
                                           30, 1999       30, 1998

Net cash provided by operating
activities                             $       19,717  $      37,203
                                           ----------     ----------
Cash flows from financing activities:
  Partners' contributions                       1,501          2,586
  Distribution to partners                    (28,907)       (28,919)
                                          -----------    -----------
Net cash (used in)financing activities        (27,406)       (26,333)
                                          -----------    -----------
Cash flows from investing activities:
  Investment in wells and related
  facilities                                        0           (530)
                                           ----------     ----------
Net cash (used in)investing activities              0           (530)
                                          -----------    -----------

Net increase/(decrease) in cash and
  cash equivalents                             (7,689)        10,340
Cash and cash equivalents at
  beginning of period                          43,948         26,270
                                          -----------    -----------
Cash and cash equivalents at end of
period                                 $       36,259  $      36,610
                                          ===========    ===========


see accompanying note to the financial statements

                STERLING DRILLING FUND 1984-1
              (a New York limited partnership)

                Note to Financial Statements

                     September 30, 1999



1.   The  accompanying  statements  for  the  period  ending
September   30,   1999,  are  unaudited  but   reflect   all
adjustments necessary to present fairly the results of operations.