Form 10-K
period 1999-12-31
STERLING DRILLING FUND 1984-1LP
filed 2000-03-28
CIK 748858

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
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

         The number of Units of the Registrant outstanding as of March 15, 2000, was: 9,236.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1984-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

         The aggregate contributions to the Partnership were $9,236,000, all of which, net of the organization expenses of the Partnership, was expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Boone, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia and various counties in eastern Kentucky. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly-owned subsidiaries of PrimeEnergy Corporation.

         During 1999, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2000, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1999, about $187,665, or 99.76% and $30,553 , or 100%, of the
Partnership's gas and oil production was purchased by Phoenix Diversified and American Refining Group, respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase its products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1999 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

REGULATION

         The Partnership's oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to, among other things, drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters, all of which may affect the Partnership's future operations and production of oil and gas. The Partnership's natural gas production and prices received for natural gas are regulated by the Federal Energy Regulatory Commission ("FERC") and the Natural Gas Policy Act of 1978 and various state regulations. The Partnership is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter's affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership's operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

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

         As of December 31, 1999, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.


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

----------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
                                                   ----           ----           ----           ----           ----
Production
Oil and Condensate (bbl)                          2,005          1,833          2,600          2,386          2,745
Gas (Mcf)                                        74,561         80,822         86,945         85,614         83,970
Average Price of Sales:
Oil and Condensate ($ per bbl)                   $15.24         $11.83         $19.70         $16.67         $15.70
Gas ($ per Mcf)                                   $2.52          $3.33          $3.24          $2.36          $2.38
Production Expense per Dollar
Of Operating Revenue                              $0.54          $0.49          $0.47          $0.50          $0.51

OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                 Proved Developed
                 As of                                           ----------------
                 12-31                                Oil (bbls)                   Gas (Mcf)
                 -----                                ----------                   ---------
                 1995                                   43,000                     1,678,000
                 1996                                   40,100                     1,689,500
                 1997                                   34,000                     1,683,000
                 1998                                   26,900                     1,454,000
                 1999                                   23,950                     1,257,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                       Proved Developed
                                                       ----------------
         As of                          Future Net                           Present Value of
         12-31                           Revenue                             Future Net Revenue
         -----                          ----------                           ------------------
          1995                          $1,632,000                               $ 689,000
          1996                           2,400,700                                 986,600
          1997                           2,390,000                                 974,200
          1998                           1,684,700                                 649,800
          1999                           2,057,700                                 897,400

     Since January 1, 1999, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1999 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2000, there were 593 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 1999 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 1999, is $1,731,750.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2000, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 168 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 52, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 47, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 40, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 67, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1999 and 1998 the allocation of general and administrative expenses to the Partnership was $60,000 in each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2000, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                          Number
         Name And Address Of Beneficial Owner                            Of Units            Percent
         ------------------------------------                            --------            -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901....................................           930               10.07

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901....................................         1,397               15.12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1999 was paid well operating fees ranging from about $452 to $631 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1999 and 1998, the Partnership paid an aggregate of $82,784 and $98,952, respectively, in such fees and expenses.

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

                           (23) Consent of Ryder Scott Company, L.P. (filed herewith)

                           (27)     Financial Data Schedule. (filed herewith)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                  Sterling Drilling Fund 1984-1, L.P.
                                  By:      PrimeEnergy Management Corporation
                                           Managing General Partner

                                  By:      /s/ CHARLES E. DRIMAL, JR.
                                           --------------------------
                                           Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2000.



/s/ CHARLES E. DRIMAL, JR.                      Director and President,
------------------------------------            PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS                         Director and Vice President and Treasurer,
------------------------------------            PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
  and Accounting Officer

                       STERLING DRILLING FUND 1984-1, L.P.
                        (A NEW YORK LIMITED PARTNERSHIP)
                  INDEX TO FINANCIAL INFORMATION AND SCHEDULES



                                                                       Page No.
                                                                       --------
Selected Financial Data                                                    F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        F-2

Report of Independent Public Accountant                                    F-6

Financial Statements:

          Balance Sheets, December 31, 1999 and 1998                       F-7

          Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997                                 F-8

          Statements of Changes in Partners' Equity for the
          Years Ended December 31, 1999, 1998 and 1997                     F-9

          Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                                 F-10

          Notes to Financial Statements                                    F-11

Schedules:

          V  -     Property and Equipment - Oil and Gas Properties for
                   the Years Ended December 31, 1999, 1998 and 1997        F-19

          VI -     Accumulated Depreciation, Depletion, and
                   Amortization - Oil and Gas Properties for the
                   Years Ended December 31, 1999, 1998 and 1997            F-20

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

                                   Year Ended December 31,  (000's omitted)
                               -------------------------------------------------
                                1999        1998      1997      1996       1995
                                ----        ----      ----      ----       ----
Revenues:                      $  222        291       334       246        317
Net Income(Loss)
  Limited Partners             $  (32)         7        28       (13)        40
  General Partners                  2         12        17         6         23
  Per equity unit              $(3.45)       .81      3.10     (1.44)      4.38
Total assets                   $  978      1,035     1,049     1,023      1,060
Cash Distributions:
  Limited Partners             $   23         23        23        23         23
  General Partners             $    6          6         6         6          6
  Limited partners as a % of
original contribution          $ 0.25%      0.25%     0.25%     0.25%      0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1999, the General Partners have distributed $1,731,750 or 18.75% of original Limited Partner capital contributions, to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $897,388, as compared to $649,800 as of December 31, 1998. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. The Partnership did not experience any problems as a result of the Year 2000 issue.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in October, 1984, for $7,750,000. Pursuant to the terms of this contract, thirty-two wells were drilled resulting in thirty-two producing wells.

         3. Results of operations:

         1999 compared to 1998

         The Partnership's gas production declined while the oil production increased, 80,855 mcf and 1,833 bbls in 1998 to 74,561 mcf and 2,005 bbls in 1999. Some production declines can be attributed to compressor down times accompanied by high pressure in the main transport lines. The variances in pressure may hinder the ease at which the Partnership's gas flows into the transport lines. The Partnership does receive some of its revenue from the oil it produces. The current year oil revenue is higher as a result of an increase in the average price per barrel, from $11.83 in 1998 to $15.24 in 1999, combined with the higher production. The Partnership's gas revenue declined because of the production changes and a lower average price per mcf, from $3.33 in 1998 to $2.52 in 1999. The combination of price and production contributed to reduced overall operating revenue, from $291,943 in 1998 to $218,668 in 1999.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         The Partnership production expenses declined from $140,776 in 1998 to $117,960 in 1999. The operator expends funds on repairs, labor, maintenance, and location costs based upon the needs at a particular well or well site. Also some production costs vary based upon the volume of gas and oil produced. The 1999 and 1998 expenditures were consistent with current production volumes and normal recurring upkeep needed by the wells.

         General and administrative costs remained substantially unchanged, from $79,205 in 1998 to $81,122 in 1999. Management continues to use in-house resources to provide efficient and timely services to the Partnership. Amounts in both years are substantially less then the $461,800 allocable to the Partnership under the Partnership Agreement. These amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 1999 or 1998. The overall Partnership depreciation and depletion expense was consistent with the current remaining basis in the Partnership properties and the rates applied.

         1998 compared to 1997

         Overall operating revenue declined from $334,327 in 1997 to $291,943 in 1998. The reduction in revenue can be attributable to both gas and oil production declines, from 86,945 mcf and 2,600 bbls in 1997 to 80,855 mcf and 1,833 bbls in 1998. Some production declines can be attributed to compressor down times accompanied by high pressure in the main transport lines. The variances in pressure may hinder the ease at which the Partnership's gas flows into the transport lines. The Partnership does receive some of its revenue from the oil it produces. The current year oil revenue is significantly down do to a much lower average price per barrel from $19.70 in 1997 to $11.83 in 1998. Further declines in revenue were offset by a slightly better average price per mcf, from $3.24 in 1997 to $3.33 in 1998.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         The Partnership production expenses declined from $157,503 in 1997 to $140,776 in 1998. The operator expends funds on repairs, labor, maintenance, and location costs based upon the needs at a particular well or well site. Also some production costs vary based upon the volume of gas and oil produced. The 1998 expenditures were consistent with current production volumes and normal recurring upkeep needed by the wells. During 1997, the operator performed supplemental procedures, including but not limited to swabbing, stimulating or acidizing the well. The procedures were performed to increase, improve or sustain production on a particular well at the discretion of the operator.

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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2000

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     Assets

                                                              1999            1998
                                                           -----------    -----------
Current Assets:
  Cash and cash equivalents (Note 2)                       $    41,313    $    43,948
  Due from affiliates (Note 6)                                  20,914         21,341
                                                           -----------    -----------
     Total Current Assets                                       62,227         65,289
                                                           -----------    -----------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                              323,260        323,260
  Wells and related facilities                               7,658,884      7,658,884
                                                           -----------    -----------
      Total                                                  7,982,144      7,982,144
  Less - Accumulated depreciation and depletion
          and amortization                                  (7,066,272)    (7,011,961)
                                                           -----------    -----------
                                                               915,872        970,183
                                                           -----------    -----------

     Total Assets                                          $   978,099    $ 1,035,472
                                                           ===========    ===========

                        Liabilities and Partners' Equity

Total Current Liabilities                                           --             --
                                                           -----------    -----------

Partners' Equity:
  Limited partners                                             978,629      1,033,627
  General partners                                                (530)         1,845
                                                           -----------    -----------
     Total Partners' Equity                                    978,099      1,035,472
                                                           -----------    -----------

     Total Liabilities and Partners' Equity                $   978,099    $ 1,035,472
                                                           ===========    ===========

  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        1999                                              1998
                                     --------------------------------------------      --------------------------------------------
                                      Limited          General                          Limited          General
                                     Partners          Partners          Total          Partners         Partners           Total
                                     ---------        ---------        ----------      ---------         --------         ---------
Revenues:
  Operating revenues                  $172,748          $45,920         $218,668        $230,635          $61,308         $291,943
  Interest                               1,371               87            1,458           1,279               82            1,361
  Other revenue
   (Note 10)                             2,300              611            2,911            -                -                -
                                      --------          -------         --------        --------          -------         --------

     Total Revenues                    176,419           46,618          223,037         231,914           61,390          293,304
                                      --------          -------         --------        --------          -------         --------

Costs and Expenses:
  Production expenses                   93,188           24,772          117,960         111,213           29,563          140,776
  Depreciation,                         51,052            3,259           54,311          50,683            3,235           53,918
   Depletion and
   Amortization
  General and                           64,087           17,035           81,122          62,572           16,633           79,205
                                      --------          -------         --------        --------          -------         --------
   Administrative
   Expenses (Note 7)

    Total Expenses                     208,327           45,066          253,393         224,468           49,431          273,899
                                      --------          -------         --------        --------          -------         --------

     Net Income (Loss)                $(31,908)         $ 1,552         $(30,356)       $  7,446          $11,959         $ 19,405
                                      ========          =======         =========       ========          =======         ========

   Net Income (Loss)                  $  (3.45)                                         $    .81
                                      ========                                          ========
   Per Equity Unit
   (Note 2)


                                                        1997
                                     --------------------------------------------
                                      Limited          General
                                      Partners         Partners          Total
                                     ---------        ---------         ---------
Revenues:
  Operating revenues                  $264,118         $ 70,209         $334,327
  Interest                               1,607              103            1,710
  Other revenue
   (Note 10)                              -                 -               -
                                      --------         --------         --------

     Total Revenues                    265,725           70,312          336,037
                                      --------         --------         --------

Costs and Expenses:
  Production expenses                  124,427           33,076          157,503
  Depreciation,                         49,703            3,173           52,876
   Depletion and
   Amortization
  General and                           63,006           16,749           79,755
                                      --------         --------         --------
   Administrative
   Expenses (Note 7)

    Total Expenses                     237,136           52,998          290,134
                                      --------         --------         --------

     Net Income (Loss)                $ 28,589         $ 17,314         $ 45,903
                                      ========         ========         ========

   Net Income (Loss)                  $   3.10
                                      ========
   Per Equity Unit
   (Note 2)


  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    Limited               General
                                    Partners              Partners               Total
                                   ----------            ---------            ----------
Balance at December 31, 1996       $1,043,772            $(19,938)            $1,023,834

Partners' contributions                     -               1,742                  1,742

Distributions to partners             (23,090)             (5,989)               (29,079)

Net Income                             28,589              17,314                 45,903
                                   ----------            --------             ----------

Balance at December 31, 1997        1,049,271              (6,871)             1,042,400

Partners' contributions                     -               2,586                  2,586

Distributions to partners             (23,090)             (5,829)               (28,919)

Net Income                              7,446              11,959                 19,405
                                   ----------            --------             ----------

Balance at December 31, 1998        1,033,627               1,845              1,035,472

Partners' contributions                     -               1,890                  1,890

Distributions to partners             (23,090)             (5,817)               (28,907)

Net Income (Loss)                     (31,908)              1,552                (30,356)
                                   ----------            --------             ----------

Balance at December 31, 1999       $  978,629            $   (530)            $  978,099
                                   ==========            ========             ==========


  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    1999          1998        1997
                                                  ---------    ---------    --------
Cash Flows From Operating Activities:
 Net Income (loss)                                $ (30,356)   $  19,405    $  45,903
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          54,311       53,918       52,876
   Changes in Assets and Liabilities:
    (Increase) Decrease in Due from affiliates          427      (21,341)     (20,076)
    Increase (Decrease) Due to affiliates                --       (7,441)      31,899
                                                  ---------    ---------    ---------
      Net Cash Provided by Operating Activities      24,382       44,541      110,602
                                                  ---------    ---------    ---------

Cash Flows From Investing Activities:
  Equipment purchases                                    --         (530)     (77,615)
                                                  ---------    ---------    ---------
     Net Cash Used by Investing Activities               --         (530)     (77,615)
                                                  ---------    ---------    ---------

Cash Flows From Financing Activities:
  Partners' contributions                             1,890        2,586        1,742
  Distributions to partners                         (28,907)     (28,919)     (29,079)
                                                  ---------    ---------    ---------
     Net Cash Used in Financing activities          (27,017)     (26,333)     (27,337)
                                                  ---------    ---------    ---------

Net increase (decrease) in cash and cash
 equivalents                                         (2,635)      17,678        5,650

Cash and cash equivalents, beginning of year         43,948       26,270       20,620
                                                  ---------    ---------    ---------

Cash and cash equivalents, end of year            $  41,313    $  43,948    $  26,270
                                                  =========    =========    =========


  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997


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

                        DECEMBER 31, 1999, 1998 AND 1997



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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997:

                                                    1999           1998          1997
                                                   ------         ------        ------
              Average sales price per MCF of gas   $ 2.52         $ 3.33        $ 3.24
              Average sales price per BBL of oil   $15.24         $11.83        $19.70
               and other liquids
              Production expense per dollar of     $ 0.54         $ 0.49        $ 0.47
               operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2000. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1999, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                     (Unaudited)
                                                -------------------------
                                                GAS (MCF)        OIL (BBL)
                                                ---------        --------
         Reserves as of December 31, 1996       1,689,520          40,124
         Revisions of previous estimates           80,497          (3,476)
         Production                               (86,945)         (2,600)
                                                ---------        --------

         Reserves as of December 31, 1997       1,683,072          34,048
         Revisions of previous estimates         (147,340)         (5,299)
         Production                               (80,855)         (1,833)
                                                ---------        --------

         Reserves as of December 31, 1998       1,454,877          26,916
         Revisions of previous estimates         (122,972)           (962)
         Production                               (74,561)         (2,005)
                                                ---------        --------

         Reserves as of December 31, 1999       1,257,344          23,949
                                                =========        ========

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(4)      Quantities of Oil and Gas Reserves - (Cont'd):

         Should future prices decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond the level included in the above table.

         Revisions arise from changes in current prices , as well as, engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The partnership has recorded no additional provision for 1999, 1998 or 1997. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income for 1999, 1998 or 1997 would not have been reduced.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 1999 and 1998, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $452 for each producing gas well and $631 for each producing or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 1999, 1998 and 1997, $76,064, $90,797, and $104,891, of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1999, $28,985 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1999, and 1998 for which it was billed $6,720, and $8,155 respectively.

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

         During 1999, 1998 and 1997, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $60,000, for each year.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                           Year Ended December 31,
                                            -----------------------------------------------
                                               1999               1998               1997
                                            ---------          ---------          ---------
         Net income as
          reported on the
          Partnership's federal
          income tax return                 $ 21,545            $ 69,450           $ 19,401

         Recompletion costs reported               -                   -             74,207
          differently for financial
          reporting purposes and
          for income tax reporting
          purposes

         Depreciation, depletion and         (51,901)            (50,045)           (47,705)
          amortization for income           --------            --------           --------
          tax purposes in excess
          of (less than) financial
          reporting amount

         Net income (loss) per
          accompanying financial
          statements                        $(30,356)           $ 19,405           $ 45,903
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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

            Purchaser                                1999               1998              1997
            ---------                              --------           --------          --------
         Phoenix Diversified                       $187,665           $267,802           $271,203
         American Refining Group                   $ 30,553           $ 21,970           $ 52,812

         The partnership renewed its gas purchase contracts in December, 1999 Resulting in a fixed price for one year.

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

                                   SCHEDULE V


                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    Balance at                                              Balance
                                    Beginning      Additions                    Other       at End
                                     of Year        at Cost      Retirements    Changes     of Year
                                    ---------      ---------     -----------   ---------   ----------

Year Ended December 31, 1999:
  Leasehold costs                   $  323,260      $   -          $   -        $   -      $  323,260
  Wells and related facilities       7,658,884          -              -            -       7,658,884
                                    ----------      --------       --------     --------   ----------
                                    $7,982,144      $   -          $   -        $   -      $7,982,144
                                    ==========      ========       ========     ========   ==========


Year Ended December 31, 1998:
  Leasehold costs                    $  323,260     $   -          $   -        $   -      $  323,260
  Wells and related facilities        7,658,354          530           -            -        7,658,884
                                     ----------     --------       --------     --------   ----------
                                     $7,981,614     $    530       $   -        $   -      $7,982,144
                                     ==========     ========       ========     ========   ==========


Year ended December 31, 1997:
  Leasehold costs                    $  323,260     $   -          $   -        $   -      $  323,260
  Wells and related facilities        7,580,739       77,615           -            -       7,658,354
                                     ----------     --------       --------     --------   ----------
                                     $7,903,999     $ 77,615       $   -        $   -      $7,981,614
                                     ==========     ========       ========     ========   ==========

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    Balance at     Charges to                               Balance
                                    Beginning      Costs and                     Other      at End
                                     of Year        Expenses    Retirements     Changes     of Year
                                    ----------     ----------   -----------    ---------   ---------

Year Ended December 31, 1999:
  Wells and related facilities      $6,728,815      $52,066       $   -         $   -      $6,780,881
  Leasehold costs                      283,146        2,245           -             -         285,391
                                    ----------      -------       --------      --------   ----------
                                    $7,011,961      $54,311       $   -         $   -      $7,066,272
                                    ==========      =======       ========      ========   ==========


Year Ended December 31, 1998:
  Wells and related facilities      $6,677,126      $51,689       $   -         $   -      $6,728,815
  Leasehold costs                      280,917        2,229           -             -         283,146
                                    ----------      -------       --------      --------   ----------
                                    $6,958,043      $53,918       $   -         $   -      $7,011,961
                                    ==========      =======       ========      ========   ==========


Year ended December 31, 1997:
  Wells and related facilities      $6,626,437      $50,689       $   -         $   -      $6,677,126
  Leasehold costs                      278,730        2,187           -             -         280,917
                                    ----------      -------       --------      --------   ----------
                                    $6,905,167      $52,876       $   -         $   -      $6,958,043
                                    ==========      =======       ========      ========   ==========

                                INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
          EXHIBIT                                                                  NUMBERED
          NUMBER                         EXHIBIT                                     PAGE
          ------                         -------                                 ------------
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

           (23)           Consent of Ryder Scott Company, L.P. (filed herewith)

           (27)           Financial Data Schedule. (filed herewith)