Form 10-Q
period 2000-03-31
STERLING DRILLING FUND 1984-1LP
filed 2000-05-12
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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


Part I

Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - March 31, 2000 and December 31, 1999.

Statements of Operations for the Three Months Ended March 31, 2000 and 1999.

Statements of Changes in Partners' Equity for the year ended December 31, 1999 and for the Three Months Ended March 31, 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partner s

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $897,388, as compared to $649,800 as of December 31, 1998. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured i


2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of these contract thirty-two wells have been drilled, resulting in thirty-two producing wells.

3. Results of Operations -

Operating revenues increased from $39,683 in 1999 to $75,064 in 2000. The increase in revenues can be directly attributed to higher average price received for both oil and gas produced. The Partnership's gas production and average price per MCF changed from to 16,958 MCF and $2.70 in 1999 to 17,332 MCF and $3.31 in 2000. Although the Partnership receives most of its revenue from gas production, oil revenue increased due an average price of $24.69 per barrel during the first quarter 2000 combined with very little change in oil production from 880 BBL in 1999 to 715 BBL in 2000. Production expenses increased from$33,587 in 1999 to $49,371 in 2000. Some production expenses are variable and based upon production volumes and dollars. other costs include location, electrical and mechanical repairs as well as general upkeep costs. The Partnership expended funds on typical and customary well and well site costs during the first quarter 1999. During 2000 some aditional minor repair costs were incurred in order to maintain current production levels.

General and administrative expenses to a related party remain unchanged while costs associated with third parties increased from 1999 to 2000.Management continues to use in-house resources to provide efficient and timely services to the partnership. The related party administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5 percent of the limited partner's capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to significantly revise the property basis in either 1999 or first quarter 2000 due to additional depletion. Depletion expense is reasonable, in both years, based upon the rates and property basis reported.

PART II Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6 Exhibits and reports on Form 8-K The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Drilling Fund 1984-1
BY:/S/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
General Partner

May 14, 1999
(date)


STERLING DRILLING FUND 1984-1
(a New York Limited Partnership)
Balance Sheets
(unaudited)
	March 31, 2000		December 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$59,828		$41,313
Due from affiliates	0		20,914
Due from others	19,349
	-----------		-----------
Total current assets	79,178		62,227

Oil and Gas properties -
successful efforts method:
Leasehold costs	323,260		323,260
Well and related facilities	7,664,106		7,658,884
less accumulated depreciation, depletion and amortization.	(7,079,169)		(7,066,272)
	-----------		-----------
Total Oil & Gas Properties	908,197		915,872
	-----------		-----------
Total Assets	$987,375		$978,099
	======		======

Liabilities and Partner's Equity
Current Liabilities
Due to affiliates	$14,940	$	---
	-----------		-----------
Total Current Liabilities	14,940		---
	-----------		-----------
Partner's Equity
Limited partners	971,850		978,629
General partners	584		(530)
	-----------		-----------
Total Partner's Equity	$972,434		$978,099
	-----------		-----------

Total Liabilities & Partner's Equity	$987,374		$978,099
	======		======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ended March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$59,301	15,763	$75,064
Interest income	784	50	834
	--------	--------	---------
Total Revenue	60,085	15,813	75,898
	--------	--------	---------

Costs and Expenses:
Production expense	39,003	10,368	49,371
General and administrative to a related party	11,850	3,150	15,000
General and administrative	3,888	1,033	4,921
Depreciation, depletion and amortization	12,123	774	12,897
	--------	--------	---------
Total Costs and Expenses	66,684	15,325	82,189
	--------	--------	---------
Net Loss	$(6,779)	488	$(6,291)
	=====	=====	=====
Net Income per equity unit	$(0.73)
	=====

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ended March 31, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$31,350	8,333	$39,683
Interest income	595	38	633
	--------	--------	---------
Total Revenue	31,945	8,371	40,316
	--------	--------	---------

Costs and Expenses:
Production expense	26,534	7,053	33,587
General and administrative to a related party	11,850	3,150	15,000
General and administrative	1,978	526	2,504
Depreciation, depletion and amortization	11,992	765	12,757
	--------	--------	---------
Total Costs and Expenses	52,354	11,494	63,848
	--------	--------	---------
Net Loss	$(20,409)	(3,123)	$(23,532)
	========	========	=========
Net Income per equity unit	$(2.21)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1998	$1,033,627	$1,845	$1,035,472
Partner's contribution	0	1,890	1,890
Distribution to partners	(23,090)	(5,817)	(28,907)
Net Income	(31,908)	1,552	(30,356)
	-------------	-------------	-------------
Balance at December 31, 1999	978,629	(530)	978,099
Partner's contribution	0	626	626
Net Income	(6,779)	488	$(6,291)
	-------------	-------------	-------------
Balance at March 31, 2000	$971,850	584	$972,434
	========	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months ended March 31, 2000	Three months ended March 31, 1999

Net cash provided by operating activities	$23,111	$18,882
	----------	----------
Cash flows from investing activities
Investment in wells and related facilities	(5,222)	0
	----------	----------
Net cash used in investing activities	(5,222)	0
	----------	----------

Cash flows from financing activities
Partner's contribution	626	846
	----------	----------
Net cash provided by financing activities	626	846
	----------	----------
Net increase(decrease) in cash and cash equivalents	18,515	19,728
Cash and cash equivalents at beginning of period	41,313	43,948
	----------	----------
Cash and cash equivalents at end of period	$59,828	$63,676
	======	======

See accompanying note to financial statements.

STERLING DRILLING FUND 1984-1
(a New York limited partnership)

Note to Financial Statements

March 31, 2000

1. The accompanying statements for the period ending March 31, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.