Form 10-Q
period 2000-06-30
STERLING DRILLING FUND 1984-1LP
filed 2000-08-09
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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


PART I

Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 2000 and December 31, 1999.

Statements of Operations for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2000, the General Partners have distributed $1,754,840.00 or 19.00% of original Limited Partner capital contributions to the Limited Partners.

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


2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.

3. Results of Operations -

Total operating revenues increased from $ 73,703 in 1999 to $151,124 in 2000. The Partnership's production of gas increased from 30,968 MCF in 1999 to 36,413 MCF in 2000. Also the Partnership was paid an average price per MCF of $ 1.98 in 1999 compared to the higher average price per MCF of $3.30 in 2000. The Partnerhsip's gas production was stable and experianced no major shut-in's during the first half of 2000. During 1999, a substantial portion of the Partnership's production was shut-in for the month of June due to required maintenance of the gas transporter's pipeline.The Partnership's oil revenue was postively impacted by the current average price of $22.16 per barrel it has been receiving in 2000. The combination of higher oil and gas prices, stable oil production and increased gas production contributed to the overall postive invcrease in operating revenues. Production expenses increased from $53,198 in 1999 to $89,571 in 2000. Some of the production expenses are variable and based upon production volumes and dollars. Other costs include location, electrical, and mechanical repairs as well as general upkeep costs.. During 2000 some additional minor repair costs were incurred in order to maintain current production levels. All other costs were consistent with the level of produciton and the general upkeep of the well and well-site.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to manage third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1999 or during the first half of 2000. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

PART II

Items 1 to 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and reports on Form 8-k

The Partnership was not required to file any reports on Form 8-K during the period covered by this report.

Exhibit 27 - Financial data schedule is attached to the current filling of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 7, 2000
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$10,162	$41,313
Due from affiliates	0	20,914
Due from others	15,012	0
	--------------	--------------
Total current assets	25,174	62,227
	--------------	--------------

Oil and Gas properties -
successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,707,796	7,658,884
less accumulated depreciation, depletion
and amortization	(7,092,065)	(7,066,272)
	--------------	--------------
	938,991	915,872
	--------------	--------------
Total assets	$964,165	$978,099
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$19,132	$0
Due to others	0	0
	--------------	--------------
Total current liabilities	19,132	0
	--------------	--------------
Partner's Equity
Limited partners	947,267	978,629
General partners	(2,234)	(530)
	--------------	--------------
Total partners' equity	945,033	978,099
	--------------	--------------
Total liabilities and partner's equity	$964,165	$978,099
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,388	31,736	$151,124
Other revenue	0	0	0
Interest income	1,465	94	1,559
	----------	----------	----------
Total Revenue	120,853	31,830	152,683
	----------	----------	----------

Costs and Expenses:
Production expense	70,761	18,810	89,571
General and administrative to a related party	23,700	6,300	30,000
General and administrative	10,419	2,770	13,189
Depreciation, depletion and amortization	24,245	1,548	25,793
	----------	----------	----------
Total Costs and Expenses	129,125	29,428	158,553
	----------	----------	----------
Net Income (Loss)	$(8,272)	2,402	$(5,870)
	======	======	======
Net Income (Loss) per equity unit	$(.90)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$58,225	15,478	$73,703
Other revenue	2,300	611	2,911
Interest income	857	55	912
	--------	--------	--------
Total Revenue	61,382	16,144	77,526
	--------	--------	--------

Costs and Expenses:
Production expense	42,026	11,172	53,198
General and administrative to a related party	23,700	6,300	30,000
General and administrative	7,822	2,079	9,901
Depreciation, depletion and amortization	23,983	1,531	25,514
	--------	--------	--------
Total Costs and Expenses	97,531	21,082	118,613
	--------	--------	--------
Net Income	$(36,149)	(4,938)	$(41,087)
	========	========	========
Net Income per equity unit	$(3.91)
	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$60,087	15,973	$76,060
Interest income	681	44	725
	--------	--------	-------
Total Revenue	60,768	16,017	76,785
	--------	--------	-------

Costs and Expenses:
Production expense	31,758	8,442	40,200
General and administrative to a related party	11,850	3,150	15,000
General and administrative	6,531	1,737	8,268
Depreciation, depletion and amortization	12,122	774	12,896
	--------	--------	--------
Total Costs and Expenses	62,261	14,103	76,364
	--------	--------	----------
Net Income (Loss)	$(1,493)	1,914	$421
	=====	=====	======
Net Income (Loss) per equity unit	$(.16)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$26,875	7,145	$34,020
Other revenue	2,300	611	2,911
Interest income	262	17	279
	-----------	-----------	-----------
Total Revenue	29,437	7,773	37,210
	-----------	-----------	-----------

Costs and Expenses:
Production expense	15,492	4,119	19,611
General and administrative to a related party	11,850	3,150	15,000
General and administrative	5,844	1,553	7,397
Depreciation, depletion and amortization	11,991	766	12,757
	-------------	-------------	------------
Total Costs and Expenses	45,177	9,588	54,765
	-------------	--------------	------------
Net Income(loss)	$(15,740)	(1,815)	$(17,555)
	========	========	=======
Net Income(loss) per equity unit	$(1.70)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$978,629	(530)	$978,099
Partner's Contribution	0	1,717	1,717
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income (Loss)	(8,272)	2,402	(5,870)
	-----------	-------------	------------
Balance at end of period	$947,267	(2,234)	$945,033
	=======	=======	=======

Six Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,033,627	1,845	1,035,472
Partner's Contribution	0	846	846
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income	(36,149)	(4,938)	(41,087)
	-------------	--------------	------------
Balance at end of period	$974,388	(8,064)	966,324
	========	========	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$971,850	584	$972,434
Partner's Contribution	0	1,091	1,091
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income (Loss)	(1,493)	1,914	421
	--------	--------	----------
Balance at end of period	$947,267	(2,234)	945,033
	=======	======= $	=========

Three Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,013,218	(432)	$1,012,786
Partner's Contribution	0	0	0
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income	(15,740)	(1,815)	(17,555)
	------------	------------	--------------
Balance at end of period	$974,388	(8,064)	$966,324
	========	========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months ended June 30, 2000	Six months ended June 30, 1999

Net cash provided by (used in) operating activities	$44,957	$(10,427)
	------------	-----------

Cash flows from financing activities:
Partner's contributions	1,717	846
Distribution to partners	(28,913)	(28,907)
	------------	------------
Net cash (used in) financing activities	(27,196)	(28,061)
	------------	------------
Cash flows from investing activities:
Investments in wells and well related facilities	(48,912)	0
	------------	------------
Net cash (used by) investing activities	(48,912)	0
	-----------	-----------
Net increase(decrease) in cash and cash equivalents	(31,151)	(38,488)

Cash and cash equivalents at beginning of period	41,313	43,948
	------------	-----------
Cash and cash equivalents at end of period	$10,162	$5,460
	=======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2000

1. The accompanying statements for the period ending June 30, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.