Form 10-Q
period 2000-09-30
STERLING DRILLING FUND 1984-1LP
filed 2000-11-13
CIK 748858

3: 3rd Quarter 10-Q 1994


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Balance Sheets - September 30, 2000 and December 31, 1999.

Statements of Operations for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2000, the General Partners have distributed $1,754,840.00 or 19.00% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $897,400, as compared to $649,800 as of December 31, 1998. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.


2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.

3. Results of Operations -

The Partnership's gas and oil production increased, from 52,194 MCF and 1,635 BBLS in 1999 to 55,498 MCF and 1,811 BBLS in 2000 The Partnership's average price per MCF and per barrel increased from $2.31 per MCF and $14.30 per barrel in 1999 to $3.30 per MCF and $23.69 per barrel. The combination of both price and production increases resulted in an overall operating revenue to change from $144,125 in 1999 to $226,183 in 2000. Production expenses increased $85,591 in 1999 to $135,419. Production expenses include labor, repairs, location costs and variable cost. Variable costs are typically those lease operating expenses that fluctuate based on production volumes. Production expenses, during 1999, were limited to normal maintenance and upkeep of the wells and well sites. During 2000 the wells and well sites required additional maintanence work as well as having higher variable cost due to increased volumes.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1999 or during the first nine months of 2000. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 9, 2000
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$16,884	$41,313
Due from affiliates	0	20,914
Due from others	12,107	0
	--------------	--------------
Total current assets	28,991	62,227
	--------------	--------------

Oil and Gas properties -
successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,708,143	7,658,884
less accumulated depreciation, depletion
and amortization	(7,104,961)	(7,066,272)
	--------------	--------------
	926,442	915,872
	--------------	--------------
Total assets	$955,433	$978,099
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$7,034	$0
	--------------	--------------
Total current liabilities	7,034	0
	--------------	--------------
Partner's Equity
Limited partners	946,544	978,629
General partners	1,855	(530)
	--------------	--------------
Total partners' equity	948,399	978,099
	--------------	--------------
Total liabilities and partner's equity	$955,433	$978,099
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$178,685	47,498	$226,183
Interest income	1,597	102	1,699
	----------	----------	----------
Total Revenue	180,282	47,600	227,882
	----------	----------	----------

Costs and Expenses:
Production expense	106,191	28,228	134,419
General and administrative to a related party	35,550	9,450	45,000
General and administrative	11,168	2,969	14,137
Depreciation, depletion and amortization	36,368	2,321	38,689
	----------	----------	----------
Total Costs and Expenses	189,277	42,968	232,245
	----------	----------	----------
Net Income (Loss)	$(8,995)	4,632	$(4,363)
	======	======	======
Net Income (Loss) per equity unit	$(0.97)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$113,859	30,266	$144,125
Other revenue	2,300	611	2,911
Interest income	1,046	67	1,113
	--------	--------	--------
Total Revenue	117,205	30,944	148,149
	--------	--------	--------

Costs and Expenses:
Production expense	67,617	17,974	85,591
General and administrative to a related party	35,550	9,450	45,000
General and administrative	11,060	2,940	14,000
Depreciation, depletion and amortization	35,975	2,296	38,271
	--------	--------	--------
Total Costs and Expenses	150,202	32,660	182,862
	--------	--------	--------
Net Income	$(32,997)	(1,716)	$(34,713)
	========	======	========
Net Income per equity unit	$(3.57)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$59,297	15,762	$75,059
Interest income	132	8	140
	----------	----------	----------
Total Revenue	59,429	15,770	75,199
	----------	----------	----------

Costs and Expenses:
Production expense	35,430	9,418	44,848
General and administrative to a related party	11,850	3,150	15,000
General and administrative	749	199	948
Depreciation, depletion and amortization	12,123	773	12,896
	----------	----------	----------
Total Costs and Expenses	60,152	13,540	73,692
	----------	----------	----------
Net Income (Loss)	$(723)	2,230	$1,507
	======	======	======
Net Income (Loss) per equity unit	$(0.07)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$55,634	14,788	$70,422
Other revenue	0	0	0
Interest income	189	12	201
	-----------	-----------	-----------
Total Revenue	55,823	14,800	70,623
	-----------	-----------	-----------

Costs and Expenses:
Production expense	25,591	6,802	32,393
General and administrative to a related party	11,850	3,150	15,000
General and administrative	3,238	861	4,099
Depreciation, depletion and amortization	11,992	765	12,757
	-------------	-------------	------------
Total Costs and Expenses	52,671	11,578	64,249
	-------------	--------------	------------
Net Income(loss)	$3,152	3,222	$6,374
	=======	=======	=======
Net Income(loss) per equity unit	$0.34
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$978,629	(530)	$978,099
Partner's Contribution	0	3,576	3,576
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income (Loss)	(8,995)	4,632	(4,363)
	-----------	-------------	------------
Balance at end of period	$946,544	1,855	$948,399
	=======	=======	=======

Nine Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,033,627	1,845	$1,035,472
Partner's Contribution	0	1,501	1,501
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income	(32,997)	(1,716)	(34,713)
	-------------	--------------	------------
Balance at end of period	$977,540	(4,187)	$973,353
	========	========	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$947,267	(2,234)	$945,033
Partner's Contribution	0	1,859	1,859
Net Income (Loss)	(723)	2,230	1,507
	--------	--------	----------
Balance at end of period	$946,544	1,855	$948,399
	=======	=======	=========

Three Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$974,388	(8,064)	$966,324
Partner's Contribution	0	655	655
Net Income	3,152	3,222	6,374
	------------	------------	--------------
Balance at end of period	$977,540	(4,187)	$973,353
	========	========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2000	Nine months Ended September 30, 1999

Net cash provided by (used in) operating activities	$50,167	$19,717
	------------	-----------

Cash flows from financing activities:
Partner's contributions	3,576	1,501
Distribution to partners	(28,913)	(28,907)
	------------	------------
Net cash (used in) financing activities	(25,337)	(27,406)
	------------	------------
Cash flows from investing activities:
Investments in wells and well related facilities	(49,259)	0
	------------	------------
Net cash (used by) investing activities	(49,259)	0
	-----------	-----------
Net increase(decrease) in cash and cash equivalents	(24,429)	(7,689)

Cash and cash equivalents at beginning of period	41,313	43,948
	------------	-----------
Cash and cash equivalents at end of period	$16,884	$36,259
	=======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

September 30, 2000

1. The accompanying statements for the period ending September 30, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.