Form 10-K
period 2000-12-31
STERLING DRILLING FUND 1984-1LP
filed 2001-03-30
CIK 748858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

         The number of Units of the Registrant outstanding as of March 15, 2001, was: 9,236.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                       STERLING DRILLING FUND 1984-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

         During 2000, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2000, PrimeEnergy Management has negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminates in April 2001. At this time it is unlikely that CNR will exercise their rights to select acreage and drill a well. If CNR does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage. Although acreage held by Sterling Drilling Fund 1984-1 was not included in the CNR Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights help by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2000, about $266,476 or 99.65% and $53,802 , or 100% of the
Partnership's gas and oil production was purchased by Phoenix Diversified and American Refining Group, respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase its products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2000 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2000, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:


                                                      Gross            Net
                                                      -----           ------

                  Oil Wells..........................     1                1
                  Gas Wells..........................    37           28.975
                  Producing acres.................... 3,078            2,410

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                  YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2000         1999         1998         1997         1996
                                   ----------   ----------   ----------   ----------   ----------
Production
Oil and Condensate (bbl)                2,175        2,005        1,833        2,600        2,386
Gas (Mcf)                              75,278       74,561       80,822       86,945       85,614
Average Price of Sales:
Oil and Condensate ($ per bbl)     $    24.74   $    15.24   $    11.83   $    19.70   $    16.67
Gas ($ per Mcf)                    $     3.55   $     2.52   $     3.33   $     3.24   $     2.36
Production Expense per Dollar
Of Operating Revenue               $     0.58   $     0.54   $     0.49   $     0.47   $     0.50

OIL AND GAS RESERVES


     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):


                                                                Proved Developed
                 As of                                --------------------------------------
                 12-31                                Oil (bbls)                   Gas (Mcf)
                 -----                                ----------                   ---------

                 1996                                   40,100                     1,689,500
                 1997                                   34,000                     1,683,000
                 1998                                   26,900                     1,454,000
                 1999                                   23,950                     1,257,000
                 2000                                   24,230                     1,437,940

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                                    Proved Developed
                                        ---------------------------------------
          As of                         Future Net           Present Value of
          12-31                           Revenue          Future Net Revenue
          -----                         ----------         -------------------

          1996                        $  2,400,700              $     986,600
          1997                           2,390,000                    974,200
          1998                           1,684,700                    649,800
          1999                           2,057,700                    897,400
          2000                          12,064,400                  4,709,200

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1984-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 2000 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2001, there were 556 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 2000 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 2000, is $1,754,840.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant is a "small business issuer" as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2001, Management acts as the Managing General Partner in a total of 47 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 180 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 53, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 48, has been a Director, Executive Vice President and Treasurer of Management since August 1985. She is also a Director, Executive Vice President and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 41, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 68, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2000 and 1999 the allocation of general and administrative expenses to the Partnership was $60,000 in each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2001, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.



                                                                       Number
         Name And Address Of Beneficial Owner                         Of Units             Percent
         ------------------------------------                         --------             -------

         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901....................................          930               10.07%

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901....................................        1,801               19.50%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2000 was paid well operating fees ranging from about $450 to $628 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2000 and 1999, the Partnership paid an aggregate of $108,778 and $82,784, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

                  1. Financial Statements (Index to the Financial Information
                     at page F-1)

                  2. Exhibits:

                  (3) Form of Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1983-1, now Sterling Drilling Fund 1984-1, L.P. (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1984-1, L.P. Form 10-K for the year ended December 31, 1994.)

                  (23)     Consent of Ryder Scott Company, L.P. (filed herewith)


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                                   Sterling Drilling Fund 1984-1, L.P.
                                   By: PrimeEnergy Management Corporation
                                       Managing General Partner

                                   By: /s/ Charles E. Drimal Jr.
                                       ------------------------------------
                                       Charles E. Drimal, Jr.
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2001.



/s/ Charles E. Drimal Jr.           Director and President,
------------------------------      PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.                The Principal Executive Officer

/s/ Beverly A. Cummings             Director, Executive and Vice President and
----------------------------          Treasurer, PrimeEnergy Management
Beverly A. Cummings                   Corporation; The Principal Financial
                                      and Accounting Officer

                       STERLING DRILLING FUND 1984-1, L.P.
                        (A NEW YORK LIMITED PARTNERSHIP)
                  INDEX TO FINANCIAL INFORMATION AND SCHEDULES



                                                                                                   Page No.
                                                                                                   --------
Selected Financial Data                                                                                F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                    F-2

Report of Independent Public Accountant                                                                F-6

Financial Statements:

          Balance Sheets, December 31, 2000 and 1999                                                   F-7

          Statements of Operations for the Years Ended
          December 31, 2000, 1999 and 1998                                                             F-8

          Statements of Changes in Partners' Equity for the
          Years Ended December 31, 2000, 1999 and 1998                                                 F-9

          Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998                                                             F-10

          Notes to Financial Statements                                                                F-11

Schedules:

          V  -     Property and Equipment - Oil and Gas Properties for
                   the Years Ended December 31, 2000, 1999 and 1998                                    F-19

          VI -     Accumulated Depreciation, Depletion, and
                   Amortization - Oil and Gas Properties for the
                   Years Ended December 31, 2000, 1999 and 1998                                        F-20



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


                                                Year Ended December 31, (000's omitted)
                                   -------------------------------------------------------------------
                                      2000          1999           1998          1997          1996
                                   ----------    ----------     ----------    ----------    ----------

Revenues:                          $      344           222            291           334           246
Net Income (Loss)
  Limited Partners                 $       17           (32)             7            28           (13)
  General Partners                 $       13             2             12            17             6
  Per equity unit                  $     1.86         (3.45)           .81          3.10         (1.44)
Total assets                       $      984           978          1,035         1,049         1,023
Cash Distributions:
  Limited Partners                 $       23            23             23            23            23
  General Partners                 $        6             6              6             6             6
  Limited partners as a % of
original contribution                    0.25%         0.25%          0.25%         0.25%         0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2000, the General Partners have distributed $1,754,840 or 19.00% of original Limited Partner capital contributions, to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $1,437,937, as compared to $897,388 as of December 31, 1999. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1984-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in October, 1984, for $7,750,000. Pursuant to the terms of this contract, thirty-two wells were drilled resulting in thirty-two producing wells.

         3. Results of operations:

         2000 compared to 1999

         The Partnership's gas and oil production remained relatively stable, 74,561 MCF and 2,005 barrels in 1999 to 75,278 MCF and 2,175 barrels in 2000. The current year oil revenue is higher as a result an increase in the average price per barrel, from $15.24 in 1999 to $24.74 in 2000, combined with the higher production. The Partnership's gas revenue increased as well because of the higher average price per mcf, from $2.52 in 1999 to $3.55 in 2000. The combination of price and production contributed to reduced overall operating revenue change, from $218,668 in 1999 to $321,221 in 2000. The Partnership received $20,339 as part of a one time class action lawsuit settlement it participated in.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         The Partnership production expenses increased from $117,960 in 1999 to $187,248 in 2000. The operator expends funds on repairs, labor, maintenance, and location costs based upon the needs at a particular well or well site. Also some production costs vary based upon the volume of gas and oil produced. The 2000 and 1999 expenditures were consistent with current production volumes and normal recurring upkeep needed by the wells.

         General and administrative costs remained substantially unchanged, from $81,122 in 1999 to $77,618 in 2000. Management continues to use in-house resources to provide efficient and timely services to the Partnership. Amounts in both years are substantially less then the $461,800 allocable to the Partnership under the Partnership Agreement. These amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 2000 or 1999. The overall Partnership depreciation and depletion expense was consistent with the current remaining basis in the Partnership properties and the rates applied.

         1999 compared to 1998

         The Partnership's gas production declined while the oil production increased, 80,855 MCF and 1,833 barrels in 1998 to 74,561 MCF and 2,005 barrels in 1999. Some production declines can be attributed to compressor down times accompanied by high pressure in the main transport lines. The variances in pressure may hinder the ease at which the Partnership's gas flows into the transport lines. The Partnership does receive some of its revenue from the oil it produces. The current year oil revenue is higher as a result of an increase in the average price per barrel, from $11.83 in 1998 to $15.24 in 1999, combined with the higher production. The Partnership's gas revenue declined because of the production changes and a lower average price per MCF, from $3.33 in 1998 to $2.52 in 1999. The combination of price and production contributed to reduced overall operating revenue, from $291,943 in 1998 to $218,668 in 1999.

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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 1, 2001

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999





                                         Assets

                                                                  2000           1999
                                                              -----------    -----------

Current Assets:
  Cash and cash equivalents (Note 2)                          $    30,740    $    41,313
  Due from affiliates (Note 6)                                     31,827         20,914
                                                              -----------    -----------
     Total Current Assets                                          62,567         62,227
                                                              -----------    -----------

Oil and Gas Properties - successful efforts method (Note 3)
 - (Schedules V and VI):
  Leasehold costs                                                 323,260        323,260
  Wells and related facilities                                  7,712,699      7,658,884
                                                              -----------    -----------
      Total                                                     8,035,959      7,982,144
  Less - Accumulated depreciation and depletion
   and amortization                                            (7,114,511)    (7,066,272)
                                                              -----------    -----------
                                                                  921,448        915,872
                                                              -----------    -----------

     Total Assets                                             $   984,015    $   978,099
                                                              ===========    ===========



                            Liabilities and Partners' Equity

Total Current Liabilities                                              --             --
                                                              -----------    -----------

Partners' Equity:
  Limited partners                                                972,730        978,629
  General partners                                                 11,285           (530)
                                                              -----------    -----------
     Total Partners' Equity                                       984,015        978,099
                                                              -----------    -----------

     Total Liabilities and Partners' Equity                   $   984,015    $   978,099
                                                              ===========    ===========



  The Notes to Financial Statements are an integral part of these statements.

                           STERLING DRILLING FUND 1984-1, L.P.
                             (a New York limited partnership)

                                 STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                       2000                                  1999                                 1998
                         ---------------------------------   ----------------------------------    ---------------------------------
                          Limited     General                Limited       General                  Limited     General
                          Partners    Partners     Total     Partners      Partners     Total       Partners    Partners    Total
                         ---------   ---------   ---------   ---------    ---------   ---------    ---------   ---------   ---------

Revenues:
  Operating revenues     $ 253,765   $  67,456   $ 321,221   $ 172,748    $  45,920   $ 218,668    $ 230,635   $  61,308   $ 291,943
  Interest                   1,947         124       2,071       1,371           87       1,458        1,279          82       1,361
  Other revenue
   (Note 10)                16,068       4,271      20,339       2,300          611       2,911           --          --          --
                         ---------   ---------   ---------   ---------    ---------   ---------    ---------   ---------   ---------

     Total Revenues        271,780      71,851     343,631     176,419       46,618     223,037      231,914      61,390     293,304
                         ---------   ---------   ---------   ---------    ---------   ---------    ---------   ---------   ---------

Costs and Expenses:
  Production expenses      147,926      39,322     187,248      93,188       24,772     117,960      111,213      29,563     140,776
  Depreciation,
   depletion and
   amortization             45,345       2,894      48,239      51,052        3,259      54,311       50,683       3,235      53,918
  General and
   administrative
   expenses (Note 7)        61,318      16,300      77,618      64,087       17,035      81,122       62,572      16,633      79,205
                         ---------   ---------   ---------   ---------    ---------   ---------    ---------   ---------   ---------

    Total Expenses         254,589      58,516     313,105     208,327       45,066     253,393      224,468      49,431     273,899
                         ---------   ---------   ---------   ---------    ---------   ---------    ---------   ---------   ---------

     Net Income (Loss)   $  17,191   $  13,335   $  30,526   $ (31,908)   $   1,552   $ (30,356)   $   7,446   $  11,959   $  19,405
                         =========   =========   =========   =========    =========   =========    =========   =========   =========

   Net Income (Loss)
   Per Equity Unit
   (Note 2)              $    1.86                           $   (3.45)                            $     .81
                         =========                           =========                             =========



   The Notes to Financial Statements are an integral part of these statements.

                           STERLING DRILLING FUND 1984-1, L.P.
                             (a New York limited partnership)

                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998







                                     Limited        General
                                     Partners       Partners        Total
                                   -----------    -----------    -----------

Balance at December 31, 1997       $ 1,049,271    $    (6,871)   $ 1,042,400
Partners' contributions                     --          2,586          2,586
Distributions to partners              (23,090)        (5,829)       (28,919)
Net Income                               7,446         11,959         19,405
                                   -----------    -----------    -----------

Balance at December 31, 1998         1,033,627          1,845      1,035,472
Partners' contributions                     --          1,890          1,890
Distributions to partners              (23,090)        (5,817)       (28,907)
Net Income (loss)                      (31,908)         1,552        (30,356)
                                   -----------    -----------    -----------

Balance at December 31, 1999           978,629           (530)       978,099
Partners' contributions                     --          4,303          4,303
Distributions to partners              (23,090)        (5,823)       (28,913)
Net Income                              17,191         13,335         30,526
                                   -----------    -----------    -----------

Balance at December 31, 2000       $   972,730    $    11,285    $   984,015
                                   ===========    ===========    ===========



   The Notes to Financial Statements are an integral part of these statements.

                           STERLING DRILLING FUND 1984-1, L.P.
                             (a New York limited partnership)

                                 STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                               2000        1999        1998
                                              --------    --------    --------

Cash Flows From Operating Activities:
 Net Income (loss)                            $ 30,526    $(30,356)   $ 19,405
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    amortization                                48,239      54,311      53,918
   Changes in Assets and Liabilities:
    (Increase) Decrease in Due from
     affiliates                                (10,913)        427     (21,341)
    Decrease Due to affiliates                      --          --      (7,441)
                                              --------    --------    --------
      Net Cash Provided by Operating
       Activities                               67,852      24,382      44,541
                                              --------    --------    --------

Cash Flows From Investing Activities:
  Equipment purchases                          (53,815)         --        (530)
                                              --------    --------    --------
     Net Cash Used by Investing
      Activities                               (53,815)         --        (530)
                                              --------    --------    --------

Cash Flows From Financing Activities:
  Partners' contributions                        4,303       1,890       2,586
  Distributions to partners                    (28,913)    (28,907)    (28,919)
                                              --------    --------    --------
     Net Cash Used in Financing
      Activities                               (24,610)    (27,017)    (26,333)
                                              --------    --------    --------

Net increase (decrease) in cash and cash
 equivalents                                   (10,573)     (2,635)     17,678

Cash and cash equivalents, beginning of
 year                                           41,313      43,948      26,270
                                              --------    --------    --------

Cash and cash equivalents, end of year        $ 30,740    $ 41,313    $ 43,948
                                              ========    ========    ========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(2)      Summary of Significant Accounting Policies - (Cont'd):

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

                        DECEMBER 31, 2000, 1999 AND 1998




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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:


                                         2000       1999       1998
                                       --------   --------   --------

Average sales price per MCF of gas     $   3.55   $   2.52   $   3.33
Average sales price per BBL of oil
 and other liquids                     $  24.74   $  15.24   $  11.83
Production expense per dollar of
 operating revenue                     $   0.58   $   0.54   $   0.49


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2001. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2000, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.


                                               (Unaudited)
                                       ----------------------------
                                         GAS (MCF)       OIL (BBL)
                                       ------------    ------------

Reserves as of December 31, 1997          1,683,072          34,048
Revisions of previous estimates            (147,340)         (5,299)
Production                                  (80,855)         (1,833)
                                       ------------    ------------

Reserves as of December 31, 1998          1,454,877          26,916
Revisions of previous estimates            (122,972)           (962)
Production                                  (74,561)         (2,005)
                                       ------------    ------------

Reserves as of December 31, 1999          1,257,344          23,949
Revisions of previous estimates             255,871           2,458
Production                                  (75,278)         (2,175)
                                       ------------    ------------

Reserves as of December 31, 2000          1,437,937          24,232
                                       ============    ============


                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The partnership has recorded no additional provision for 2000, 1999 or 1998. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income for 2000, 1999 or 1998 would not have been reduced.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:


                                                  Limited       General
                                                  Partners      Partners
                                                 ----------    ----------

Participation in Costs:
  Sales commissions and dealer manager fees             100%           --%
  Offering costs other than $75,000
   paid by the Partnership and the
   Sterling Drilling Fund 1984-1, L.P.                   --%          100%
  Management fee                                        100%           --%
  Lease acquisition costs                                94%            6%
  Drilling and completion costs                          94%            6%
  General and administrative expenses                    79%           21%
  Production operator's fee                              79%           21%
  Operating expenses                                     79%           21%
  All other costs                                        94%            6%
Participation in Revenues:
  Sale of production                                     79%           21%
  Sale of properties                                     94%            6%
  Sale of equipment                                      94%            6%
  All other revenues                                     94%            6%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 2000 and 1999, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $450 for each producing gas well and $628 for each producing or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 2000, 1999 and 1998, $96,642, $76,064, and $90,797, of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2000, $28,985 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2000, and 1999 for which it was billed $12,136, and $6,720 respectively.

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

         During 2000, 1999 and 1998, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $60,000, for each year.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:


                                               Year Ended December 31,
                                   --------------------------------------------
                                      2000            1999            1998
                                   ------------    ------------    ------------

Net income as
 reported on the
 Partnership's federal
 income tax return                 $     21,245    $     21,545    $     69,450

Recompletion costs reported
 differently for financial
 reporting purposes and
 for income tax reporting
 purposes                                53,815              --              --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                       (44,534)        (51,901)        (50,045)
                                   ------------    ------------    ------------
Net income (loss) per
 accompanying financial
 statements                        $     30,526    $    (30,356)   $     19,405
                                   ============    ============    ============


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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


            Purchaser                       2000       1999       1998
            ---------                     --------   --------   --------

Phoenix Diversified                       $255,086   $187,665   $267,802
American Refining Group                   $ 53,802   $ 30,553   $ 21,970

         The partnership renewed its gas purchase contracts in December, 2000 Resulting in a fixed price for one year.

(10)     Other Revenue:

         In 2000 the Partnership was a member of a Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

         In 1999 other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998






                                    Balance at                                           Balance
                                    Beginning    Additions                  Other        at End
                                     of Year      at Cost   Retirements     Changes      of Year
                                   ----------   ----------  -----------   ----------   ----------

Year Ended December 31, 2000:
  Leasehold costs                  $  323,260   $       --   $       --   $       --   $  323,260
  Wells and related facilities      7,658,884       53,815           --           --    7,712,699
                                   ----------   ----------   ----------   ----------   ----------
                                   $7,982,144   $   53,815   $       --   $       --   $8,035,959
                                   ==========   ==========   ==========   ==========   ==========

Year Ended December 31, 1999:
  Leasehold costs                  $  323,260   $       --   $       --   $       --   $  323,260
  Wells and related facilities      7,658,884           --           --           --    7,658,884
                                   ----------   ----------   ----------   ----------   ----------
                                   $7,982,144   $       --   $       --   $       --   $7,982,144
                                   ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1998:
  Leasehold costs                  $  323,260   $       --   $       --   $       --   $  323,260
  Wells and related facilities      7,658,354          530           --           --    7,658,884
                                   ----------   ----------   ----------   ----------   ----------
                                   $7,981,614   $      530   $       --   $       --   $7,982,144
                                   ==========   ==========   ==========   ==========   ==========

                                                                     SCHEDULE VI

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                      Balance at   Charges to                               Balance
                                      Beginning    Costs and                    Other        at End
                                       of Year      Expenses    Retirements    Changes      of Year
                                      ----------   ----------   -----------   ----------   ----------


Year Ended December 31, 2000:
  Wells and related facilities        $6,780,881   $   46,355   $       --   $       --   $6,827,236
  Leasehold costs                        285,391        1,884           --           --      287,275
                                      ----------   ----------   ----------   ----------   ----------
                                      $7,066,272   $   48,239   $       --   $       --   $7,114,511
                                      ==========   ==========   ==========   ==========   ==========

Year Ended December 31, 1999:
  Wells and related facilities        $6,728,815   $   52,066   $       --   $       --   $6,780,881
  Leasehold costs                        283,146        2,245           --           --      285,391
                                      ----------   ----------   ----------   ----------   ----------
                                      $7,011,961   $   54,311   $       --   $       --   $7,066,272
                                      ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1998:
  Wells and related facilities        $6,677,126   $   51,689   $       --   $       --   $6,728,815
  Leasehold costs                        280,917        2,229           --           --      283,146
                                      ----------   ----------   ----------   ----------   ----------
                                      $6,958,043   $   53,918   $       --   $       --   $7,011,961
                                      ==========   ==========   ==========   ==========   ==========


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


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

