Form 10-Q
period 2001-03-31
STERLING DRILLING FUND 1984-1LP
filed 2001-05-11
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Balance Sheets - March 31, 2001 and December 31, 2000.

Statements of Operations for the Three Months Ended March 31, 2001 and 2000.

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2001 and 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 2001, the General Partners have distributed $1,754,840.00 or 19.00% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $4,709,200, as compared to $897,400 as of December 31, 1999. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at


December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been around the $4.50 mark. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1984-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.

During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR had the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. Although acreage held by Sterling Drilling Fund 1984-1 was not included in the CNR Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights help by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

3. Results of Operations -

The Partnership's gas and oil production increased, from 17,332 MCF in 2000 to 21639 MCF and in 2001 The Partnership's average price per MCF and per barrel increased from $3.31 per MCF in 2000 to $5.96 per MCF in 2001. The combination of both price and production increases resulted in an overall operating revenue to change from $75,064 in 2000 to $138,667 in 2001. Production expenses increased $49,371 in 2000 to $66,625 in 2001. Production expenses include labor, repairs, location costs and variable cost. Variable costs are typically those lease operating expenses that fluctuate based on production volumes. Production expenses, during 2000, were limited to normal maintenance and upkeep of the wells and well sites. During 2001 the wells and well sites required additional maintanence work as well as having higher variable cost due to increased volumes. The operator in 2001 has expended funds on workovers. These workovers are performed on wells to effect a positive change to production. Typically these procedures help halt decline in production or they may even increase production.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and


operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited

Partners capital contributions. Amounts related to both 2000 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to manage third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2000 or during the first three months of 2001. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

PART II

Items 1 to 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and reports on Form 8-k

The Partnership was not required to file any reports on Form 8-K during the period covered by this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 2, 2001
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$44,232	$30,740
Due from affiliates	35,388	31,827
	--------------	--------------
Total current assets	79,620	62,567
	--------------	--------------

Oil and Gas properties -
Successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,744,038	7,712,699
Less accumulated depreciation, depletion
and amortization	(7,126,350)	(7,114,511)
	--------------	--------------
	940,948	921,448
	--------------	--------------
Total assets	$1,020,568	$984,015
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$0	$0
	--------------	--------------
Total current liabilities	0	0
	--------------	--------------
Partner's Equity
Limited partners	999,093	972,730
General partners	21,475	11,285
	--------------	--------------
Total partners' equity	1,020,568	984,015
	--------------	--------------
Total liabilities and partner's equity	$1,020,568	$984,015
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$109,547	29,120	$138,667
Interest income	360	96	456
	----------	----------	----------
Total Revenue	109,907	29,216	139,123
	----------	----------	----------

Costs and Expenses:
Production expense	52,634	13,991	66,625
General and administrative to a related party	16,590	4,410	21,000
General and administrative	3,192	848	4,040
Depreciation, depletion and amortization	11,128	710	11,838
	----------	----------	----------
Total Costs and Expenses	83,544	19,959	103,503
	----------	----------	----------
Net Income (Loss)	$26,363	9,257	$35,620
	======	======	======
Net Income (Loss) per equity unit	$2.85
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$59,301	15,763	$75,064
Other revenue	0	0	0
Interest income	784	50	834
	-----------	-----------	-----------
Total Revenue	60,085	15,813	75,898
	-----------	-----------	-----------

Costs and Expenses:
Production expense	39,003	10,368	49,371
General and administrative to a related party	11,850	3,150	15,000
General and administrative	3,888	1,033	4,921
Depreciation, depletion and amortization	12,123	774	12,897
	-------------	------------	------------
Total Costs and Expenses	66,684	15,325	82,189
	-------------	------------	------------
Net Income(loss)	$(6,779)	488	$(6,291)
	=======	=======	=======
Net Income(loss) per equity unit	$(0.73)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1999	$978,629	$(530)	$978,099
Partners' contributions	0	4,303	4,303
Distributions to partners	(23,090)	(5,823)	(28,913)
Net Income(Loss)	17,191	13,335	30,526
	--------------	--------------	-------------
Balance at December 31, 2000	972,730	11,285	984,015
Partners' contributions	0	933	933
Net Income(Loss)	26,363	9,257	35,620
	--------------	--------------	--------------
Balance at March 31, 2001	$999,093	$21,475	$1,020,568
	=======	=======	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2001	Three months Ended March 31, 2000

Net cash provided by (used in) operating activities	$43,897	$23,111
	-------------	------------

Cash flows from financing activities:
Partner's contributions	933	626
Distribution to partners	0	0
	-------------	-------------
Net cash (used in) financing activities	933	626
	-------------	-------------
Cash flows from investing activities:
Investments in wells and well related facilities	(31,338)	(5,222)
	-------------	-------------
Net cash (used by) investing activities	(31,338)	(5,222)
	-------------	-------------
Net increase(decrease) in cash and cash equivalents	13,492	18,515

Cash and cash equivalents at beginning of period	30,740	41,313
	-------------	-------------
Cash and cash equivalents at end of period	$44,232	$59,828
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

March 31, 2001

1. The accompanying statements for the period ending March 31, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.