Form 10-Q
period 2001-06-30
STERLING DRILLING FUND 1984-1LP
filed 2001-08-09
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Balance Sheets - June 30, 2001 and December 31, 2000.

Statements of Operations for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2001, the General Partners have distributed $1,777,930 or 19.25% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at


December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The Partnership actually received an average price for gas sold of $5.92 during the first six months of 2001. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1984-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in October 1984 for $7,750,000. Pursuant to the terms of this contract, thirty-two wells have been drilled, resulting in thirty-two producing wells.

During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Although acreage held by Sterling Drilling Fund 1984-1 was not included in the EAE Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

3. Results of Operations -

The Partnership's gas production increased while oil production declined slightly, from 36,397 MCF and 1,403 BBLS in 2000 to 42,346 MCF and 1,131 BBLS in 2001. The Partnership's average price per MCF and per barrel increased from $3.30 per MCF and $22.17 per barrel in 2000 to $5.92 per MCF and $24.22 per barrel. The combination of both increased prices and relatively stable production resulted in overall operating revenue to change from $151,124 in 2000 to $278,176 in 2001. . During late 2000 and the year 2001, the operator determined that supplementary capital repairs were necessary to help maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. Production expenses increased from $89,571 in 2000 to $116,684 in 2001. Production expenses, during 2000, were limited to normal maintenance and upkeep of the wells and well sites. The current production expenses were higher as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the supplementary repairs and recompletions.


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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in 2000 or during the first half of 2001. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 8, 2001
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$71,591	$30,740
Due from affiliates	49,450	31,827
Due from others	0	0
	--------------	--------------
Total current assets	121,041	62,567
	--------------	--------------

Oil and Gas properties -
successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,745,354	7,712,699
less accumulated depreciation, depletion
and amortization	(7,138,188)	(7,114,511)
	--------------	--------------
	930,426	921,448
	--------------	--------------
Total assets	$1,051,467	$984,015
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$0	$0
	--------------	--------------
Total current liabilities	0	0
	--------------	--------------
Partner's Equity
Limited partners	1,017,503	972,730
General partners	33,964	11,285
	--------------	--------------
Total partners' equity	1,051,467	984,015
	--------------	--------------
Total liabilities and partner's equity	$1,051,467	$984,015
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$219,759	58,417	$278,176
Interest income	1,127	72	1,199
	----------	----------	----------
Total Revenue	220,886	58,489	279,375
	----------	----------	----------

Costs and Expenses:
Production expense	92,180	24,504	116,684
General and administrative to a related party	33,180	8,820	42,000
General and administrative	5,408	1,438	6,846
Depreciation, depletion and amortization	22,255	1,421	23,676
	----------	----------	----------
Total Costs and Expenses	153,023	36,183	189,206
	----------	----------	----------
Net Income (Loss)	$67,863	22,306	$90,169
	======	======	======
Net Income (Loss) per equity unit	$7.35
	=====

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,388	31,736	$151,124
Other revenue	0	0	0
Interest income	1,465	94	1,559
	----------	----------	----------
Total Revenue	120,853	31,830	152,683
	----------	----------	----------

Costs and Expenses:
Production expense	70,761	18,810	89,571
General and administrative to a related party	23,700	6,300	30,000
General and administrative	10,419	2,770	13,189
Depreciation, depletion and amortization	24,245	1,548	25,793
	----------	----------	----------
Total Costs and Expenses	129,125	29,428	158,553
	----------	----------	----------
Net Income	$(8,272)	2,402	$(5,870)
	=======	======	=======
Net Income per equity unit	$(.90)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$110,212	29,297	$139,509
Interest income	767	(24)	743
	----------	----------	----------
Total Revenue	110,979	29,273	140,252
	----------	----------	----------

Costs and Expenses:
Production expense	39,546	10,513	50,059
General and administrative to a related party	16,590	4,410	21,000
General and administrative	2,216	590	2,806
Depreciation, depletion and amortization	11,127	711	11,838
	----------	----------	----------
Total Costs and Expenses	69,479	16,224	85,703
	----------	----------	----------
Net Income (Loss)	$41,500	13,049	$54,549
	======	======	======
Net Income (Loss) per equity unit	$2.89
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$60,087	15,973	$76,060
Other revenue	0	0	0
Interest income	681	44	725
	-----------	-----------	-----------
Total Revenue	60,768	16,017	76,785
	-----------	-----------	-----------

Costs and Expenses:
Production expense	31,758	8,442	40,200
General and administrative to a related party	11,850	3,150	15,000
General and administrative	6,531	1,737	8,268
Depreciation, depletion and amortization	12,122	774	12,896
	-----------	-----------	-----------
Total Costs and Expenses	62,261	14,103	76,364
	-----------	-----------	-----------
Net Income(loss)	$(1,493)	1,914	$421
	=======	=======	=======
Net Income(loss) per equity unit	$(.16)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$972,730	11,285	$984,015
Partner's Contribution	0	6,190	6,190
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income (Loss)	67,863	22,306	90,169
	-----------	-------------	------------
Balance at end of period	$1,017,503	33,964	$1,051,467
	=======	=======	=======

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$978,629	(530)	$978,099
Partner's Contribution	0	1,717	1,717
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income	(8,272)	2,402	(5,870)
	-----------	------------	-----------
Balance at end of period	$947,267	(2,234)	$945,033
	=======	=======	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$999,093	21,475	$1,020,568
Partner's Contribution	0	5,257	5,257
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income (Loss)	41,500	13,049	54,549
	----------	----------	------------
Balance at end of period	$1,017,503	33,964	$1,051,467
	======	======	========

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$971,850	584	$972,434
Partner's Contribution	0	1,091	1,091
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income	(1,493)	1,914	421
	------------	------------	--------------
Balance at end of period	$947,267	(2,234)	$945,033
	=======	=======	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2001	Six months Ended June 30, 2000

Net cash provided by (used in) operating activities	$96,222	$44,957
	------------	-----------

Cash flows from financing activities:
Partner's contributions	6,190	1,717
Distribution to partners	(28,907)	(28,913)
	------------	------------
Net cash (used in) financing activities	(22,717)	(27,196)
	------------	------------
Cash flows from investing activities:
Investments in wells and well related facilities	(32,654)	(48,912)
	------------	------------
Net cash (used by) investing activities	(32,654)	(48,912)
	-----------	----------
Net increase(decrease) in cash and cash equivalents	40,851	(31,151)

Cash and cash equivalents at beginning of period	30,740	41,313
	------------	-----------
Cash and cash equivalents at end of period	$71,591	$10,162
	=======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2001

1. The accompanying statements for the period ending June 30, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.