Form 10-Q
period 2001-09-30
STERLING DRILLING FUND 1984-1LP
filed 2001-11-13
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Balance Sheets - September 30, 2001 and December 31, 2000.

Statements of Operations for the Nine and Three Months Ended September 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2001 and 2000.

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2001, the General Partners have distributed $1,777,930 or 19.25% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at


December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first nine months of 2001 has been from $1.82 to $10.69 with an average of $4.47. The three month average from July to September 2001 was $2.73. The Partnership actually received an average price for gas sold of $5.78 during the first nine months of 2001. The majority of the Partnership's gas revenue is sold under a gas contract which started December 1, 2000 and will end November 30, 2001. The Partnership will have no problem selling its gas after the contract ends, but the gas produced will most likely be sold at a price that reflects the current market conditions.

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

During 2001, PrimeEnergy Management negotiated Farmout Agreements with Eastern American Energy. (EAE) covering leasehold interests in West Virginia. Although acreage held by Sterling Drilling Fund 1984-1 was not included in the EAE Farmout Agreements, PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

3. Results of Operations -

The Partnership's gas and oil production changed, from 55,498 MCF and 1,811 BBLS in 2000 to 65,123 MCF and 1,459 BBLS in 2001 The Partnership's average price per MCF and per barrel increased from $3.30 per MCF and $23.69 per barrel in 2000 to $5.83 per MCF and $23.78 per barrel. The combination of higher average oil and gas prices, increased gas production and only a minor reduction in oil produced resulted in an overall operating revenue change from $226,183 in 2000 to $414,360 in 2001. The operator determined that supplementary repairs were necessary to maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. These workover expenses totaled $32,429.08 which was included in the current quarter's lease operating total. Production expenses increased $134,419 in 2000 to $163,318 in 2001. All other operating costs were related to normal maintenance and upkeep of the wells and well sites.

<page 4>

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2000 or during the first nine months of 2001. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 8, 2001
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$136,620	$30,740
Due from affiliates	49,043	31,827
Due from others	0	0
	------------	------------
Total current assets	185,663	62,567
	------------	------------

Oil and Gas properties -
successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,712,699	7,712,699
less accumulated depreciation, depletion
and amortization	(7,150,026)	(7,114,511)
	-------------	-------------
	885,933	921,448
	-------------	-------------
Total assets	$1,071,596	$984,015
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$0	$0
	------------	------------
Total current liabilities	0	0
	------------	------------
Partner's Equity
Limited partners	1,031,764	972,730
General partners	39,832	11,285
	------------	------------
Total partners' equity	1,071,596	984,015
	------------	------------
Total liabilities and partner's equity	$1,071,596	$984,015
	=======	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$327,344	87,016	$414,360
Interest income	1,984	127	2,111
	----------	----------	----------
Total Revenue	329,328	87,143	416,471
	----------	----------	----------

Costs and Expenses:
Production expense	154,819	41,154	195,973
General and administrative to a related party	49,770	13,230	63,000
General and administrative	9,231	2,454	11,685
Depreciation, depletion and amortization	33,384	2,131	35,515
	----------	----------	----------
Total Costs and Expenses	247,204	58,969	306,173
	----------	----------	----------
Net Income	$82,124	28,174	$110,298
	======	======	======
Net Income per equity unit	$8.89
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$178,685	47,498	$226,183
Interest income	1,597	102	1,699
	----------	----------	----------
Total Revenue	180,282	47,600	227,882
	----------	----------	----------

Costs and Expenses:
Production expense	106,191	28,228	134,419
General and administrative to a related party	35,550	9,450	45,000
General and administrative	11,168	2,969	14,137
Depreciation, depletion and amortization	36,368	2,321	38,689
	----------	----------	----------
Total Costs and Expenses	189,277	42,968	232,245
	----------	----------	----------
Net Income	$(8,995)	4,632	$(4,363)
	======	======	======
Net Income per equity unit	$(0.97)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$107,585	28,599	$136,184
Interest income	857	55	912
	----------	----------	----------
Total Revenue	108,442	28,654	137,096
	----------	----------	----------

Costs and Expenses:
Production expense	62,639	16,650	79,289
General and administrative to a related party	16,590	4,410	21,000
General and administrative	3,823	1,016	4,839
Depreciation, depletion and amortization	11,129	710	11,839
	----------	----------	----------
Total Costs and Expenses	94,181	22,786	116,967
	----------	----------	----------
Net Income	$14,261	5,868	$20,129
	======	======	======
Net Income per equity unit	$1.54
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$59,297	15,762	$75,059
Interest income	132	8	140
	----------	----------	----------
Total Revenue	59,429	15,770	75,199
	----------	----------	----------

Costs and Expenses:
Production expense	35,430	9,418	44,848
General and administrative to a related party	11,850	3,150	15,000
General and administrative	749	199	948
Depreciation, depletion and amortization	12,123	773	12,896
	----------	----------	----------
Total Costs and Expenses	60,152	13,540	73,692
	----------	----------	----------
Net Income(loss)	$(723)	2,230	$1,507
	======	======	======
Net Income(loss) per equity unit	$(0.07)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$972,730	11,285	$984,015
Partner's Contribution	0	6,190	6,190
Cash Distributions	(23,090)	(5,817)	(28,907)
Net Income	82,124	28,174	110,298
	-----------	-------------	------------
Balance at end of period	$1,031,764	39,832	$1,071,596
	=======	=======	=======

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$978,629	(530)	$978,099
Partner's Contribution	0	3,576	3,576
Cash Distributions	(23,090)	(5,823)	(28,913)
Net Income (loss)	(8,995)	4,632	(4,363)
	-----------	-----------	-----------
Balance at end of period	$946,544	1,855	$948,399
	=======	=======	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,017,503	33,964	$1,051,467
Partner's Contribution	0	0	0
Net Income	14,261	5,868	20,129
	-----------	-----------	------------
Balance at end of period	$1,031,764	39,832	$1,071,596
	=======	=======	=======

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$947,267	(2,234)	$945,033
Partner's Contribution	0	1,859	1,859
Net Income(loss)	(723)	2,230	1,507
	----------	----------	----------
Balance at end of period	$946,544	1,855	$948,399
	======	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2001	Nine months Ended September 30, 2000

Net cash provided by (used in) operating activities	$128,597	$50,167
	----------	----------

Cash flows from financing activities:
Partner's contributions	6,190	3,576
Distribution to partners	(28,907)	(28,913)
	----------	----------
Net cash (used in) financing activities	(22,717)	(25,337)
	----------	----------
Cash flows from investing activities:
Investments in wells and well related facilities	0	(49,259)
	----------	----------
Net cash (used by) investing activities	0	(49,259)
	----------	---------
Net increase(decrease) in cash and cash equivalents	105,880	(24,429)

Cash and cash equivalents at beginning of period	30,740	41,313
	----------	----------
Cash and cash equivalents at end of period	$136,620	$16,884
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

September 30, 2001

1. The accompanying statements for the period ending September 30, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.