Form 10-K
period 2001-12-31
STERLING DRILLING FUND 1984-1LP
filed 2002-03-28
CIK 748858

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X]

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1984-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

         During 2001, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2002, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

                  PrimeEnergy Management negotiated a farmout covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to these agreement, the farmors aquire had the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. Although acreage held by Sterling Drilling Fund 1984-1 was not included in these farmout agreements, PrimeEnergy Management may discuss the possibility of farming out deep rights help by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2001, about $476,721 or 99.85% and $42,231 , or 100% of the
Partnership's gas and oil production was purchased by Dominion Field Services( formerly named Phoenix Diversified) and by Clearfield Appalachian Holdings ( formerly named the American Refining Group), respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase its products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2001 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.


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

PRODUCING WELLS AND OPERATING INFORMATION

The Partnership, following its formation, and in October, 1984, contracted for the drilling of 32 development wells, which resulted in 32 producing wells. As of December 31, 2001, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                      2001           2000           1999           1998           1997
                                   ----------     ----------     ----------     ----------     ----------
Production
Oil and Condensate (bbl)                1,857          2,175          2,005          1,833          2,600
Gas (Mcf)                              85,639         75,278         74,561         80,822         86,945
Average Price of Sales:
Oil and Condensate ($ per bbl)     $    22.74     $    24.74     $    15.24     $    11.83     $    19.70
Gas ($ per Mcf)                    $     5.57     $     3.55     $     2.52     $     3.33     $     3.24
Production Expense per Dollar
Of Operating Revenue               $     0.48     $     0.58     $     0.54     $     0.49     $     0.47


OIL AND GAS RESERVES


     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                  Proved Developed
                 As of                                --------------------------------------
                 12-31                                Oil (bbls)                   Gas (Mcf)
                 -----                                ----------                   ---------

                 1997                                   34,000                     1,683,000
                 1998                                   26,900                     1,454,000
                 1999                                   23,950                     1,257,000
                 2000                                   24,230                     1,437,940
                 2001                                   25,560                     1,438,225


     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                                           Proved Developed
                                        -------------------------------------------------------
          As of                         Future Net                            Present Value of
          12-31                           Revenue                            Future Net Revenue
          -----                         ----------                           ------------------

          1997                           2,390,000                                 974,200
          1998                           1,684,700                                 649,800
          1999                           2,057,700                                 897,400
          2000                          12,064,400                               4,709,200
          2001                           2,160,800                                 917,763


         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         Since January 1, 2001, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2001 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2002, there were 524 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 2001 aggregated $23,090. Aggregate cash distributions to the holders of the Units as of December 31, 2001, is $1,777,930.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2002, Management acts as the Managing General Partner in a total of 45 limited partnerships and joint ventures, of which 4 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 200 employees, including their principal officers providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 54, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 49, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 42, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 69, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2001 and 2000 the allocation of general and administrative expenses to the Partnership was $ 84,000 and $60,000 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2002, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                          Number
         Name And Address Of Beneficial Owner                            Of Units            Percent
         ------------------------------------                            --------            -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901....................................          930               10.07%

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901....................................         2,154              23.32%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2001 was paid well operating fees ranging from about $238 to $666 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2001 and 2000, the Partnership paid an aggregate of $138,866 and $108,778, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March, 2002.


                                 Sterling Drilling Fund 1984-1, L.P.
                                 By:      PrimeEnergy Management Corporation
                                            Managing General Partner

                                 By:      /S/ Charles E. Drimal Jr.
                                          -------------------------
                                            Charles E. Drimal, Jr.
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28day of March, 2002.



/S/ Charles E. Drimal Jr              Director and President,
------------------------              PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
 The Principal Executive Officer

/S/Beverly A. Cummings                Director and Vice President and Treasurer,
----------------------                PrimeEnergy Management Corporation;
Beverly A. Cummings
 The Principal Financial
   and Accounting Officer

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

                                                                                                    Page No.
                                                                                                    --------

Selected Financial Data                                                                                F-2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                    F-2

Report of Independent Public Accountant                                                                F-6

Financial Statements:

          Balance Sheets, December 31, 2001 and 2000                                                   F-7

          Statements of Operations for the Years Ended
          December 31, 2001, 2000 and 1999                                                             F-8

          Statements of Changes in Partners' Equity for the
          Years Ended December 31, 2001, 2000 and 1999                                                 F-9

          Statements of Cash Flows for the Years Ended
          December 31, 2001, 2000 and 1999                                                             F-10

          Notes to Financial Statements                                                                F-11

Schedules:

          V  -     Property and Equipment - Oil and Gas Properties for
                   the Years Ended December 31, 2001, 2000 and 1999                                    F-17

          VI -     Accumulated Depreciation, Depletion, and
                   Amortization - Oil and Gas Properties for the
                   Years Ended December 31, 2001, 2000 and 1999                                        F-18

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

                                                   Year Ended December 31, (000's omitted)
                                 ---------------------------------------------------------------------------
                                    2001            2000            1999             1998            1997
                                 ----------      ----------      ----------       ----------      ----------
Revenues:                        $      523             344             223              291             334
Net Income(Loss)
  Limited Partners               $       91              17             (32)               7              28
  General Partners               $       33              13               2               12              17
  Per equity unit                $     9.80            1.86           (3.45)             .81            3.10
Total assets                     $    1,079             984             978            1,035           1,049
Cash Distributions:
  Limited Partners               $       23              23              23               23              23
  General Partners               $        6               6               6                6               6
  Limited partners as a % of
original contribution                  0.25%           0.25%           0.25%            0.25%           0.25%


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2001, the General Partners have distributed $1,777,930 or 19.25% of original Limited Partner capital contributions, to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $917,763 as compared to $1,437,937 as of December 31, 2000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         3. Results of operations:

         2001 compared to 2000

         The Partnership's gas production increased and its oil production declined, 75,278 MCF and 2,175 barrels in 2000 to 85,639 MCF and 1,857 barrels in 2001 The current year oil revenue is slightly lower due in part to a slight decline in the average price per barrel, from $24.74 in 2000 to $22.74 in 2001, combined with the lower production. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon current spot market prices until November 2002. The Partnership's gas revenue increased substantially because of the higher average price per MCF, from $3.55 in 2000 to $5.57 in 2001.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         The Partnership production expenses increased from $187,248 in 2000 to $249,544 in 2001. The operator expends funds on repairs, labor, maintenance, and location costs based upon the needs at a particular well or well site. Some lease operating expenses vary with the amount of production sold and the revenue received. The production costs expended in both 2001 and 2000 were reasonable based upon each year's production and revenue received.

         General and administrative costs increased, from $77,618 in 2000 to $97,407 in 2001. Management continues to use in-house resources to provide efficient and timely services to the Partnership. Amounts in both years are substantially less then the $461,800 allocable to the Partnership under the Partnership Agreement. These amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 2001 or 2000. The overall Partnership depreciation and depletion expense was consistent with the current remaining basis in the Partnership properties and the rates applied.

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

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Drilling Fund 1984-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-1, L.P. (a New York limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-1, L.P. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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




PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2002

                          STERLING DRILLING FUND 1984-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     Assets
                                                                      2001              2000
Current Assets:
     Cash and cash equivalents (Note 2)                           $    183,665      $     30,740
      Due From affiliates ( Note 6)                                     26,093            31,827
                                                                  ------------      ------------
           Total Current Assets                                        209,758            62,567
                                                                  ------------      ------------
Oiland Gas Properties - successful efforts methods (note 3) -
   (Schedules V and VI):
     Leasehold costs                                                   323,260           323,260
      Wells and related facilities                                   7,712,699         7,712,699
                                                                  ------------      ------------
              Total                                                  8,035,959         8,035,959
       Less - Accumulated depreciation, depletion
                      and amortization                              (7,166,295)       (7,114,511)
                                                                  ------------      ------------
                                                                       869,664           921,448
                                                                  ------------      ------------
            Total Assets                                          $  1,079,422      $    984,015
                                                                  ============      ============
                        Liabilities and Partners' Equity

          Total Current Liabilities                                         --                --
                                                                  ------------      ------------

Partners' Equity:
     Limited partners                                                1,040,188           972,730
     General partners                                                   39,234            11,285
                                                                  ------------      ------------
            Total Partners' Equity                                   1,079,422           984,015
                                                                  ------------      ------------

             Total Liabilities and Partners' Equity               $  1,079,422      $    984,015
                                                                  ============      ============

            The Notes to Financial Statements are an integral part of
                               these statements.

                          STERLING DRILLING FUND 1984-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999


                                        2001                              2000                             1999
                          -------------------------------   -------------------------------  --------------------------------
                           Limited    General                Limited    General               Limited     General
                           Partners  Partners     Total      Partners   Partners    Total     Partners    Partners    Total
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Revenue:
  Operating revenues      $ 410,526  $ 109,127  $ 519,653   $ 253,765  $  67,456  $ 321,221  $ 172,748   $  45,920  $ 218,635
   Interest                   2,791        178      2,969       1,947        124      2,071      1,371          87      1,458
 Other revenue (Note 10)         --         --         --      16,068      4,271     20,339      2,300         611      2,911
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Total Revenue               413,317    109,305    522,622     271,780     71,851    343,631    176,419      46,618    223,037
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Costs and Expenses:
Production expenses         197,140     52,404    249,544     147,926     39,322    187,248     93,188      24,772    117,960
Depreciation,  depletion
and  amortization            48,677      3,107     51,784      45,345      2,894     48,239     51,052       3,259     54,311
General and
 administrative
  expenses (Note 7)          76,952     20,455     97,407      61,318     16,300     77.618     64,087      17,035     81,122
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Total Expenses              322,769     75,966    398,735     254,589     58,516    313,105    208,327      45,066    253,393
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Net Income (Loss)         $  90,548  $  33,339  $ 123,887   $  17,191  $  13,335  $  30,526  $ (31,908)  $   1,552  $ (30,356)
                          =========  =========  =========   =========  =========  =========  =========   =========  =========
Net Income (Loss) Per
 Equity Unit (Note 2)     $    9.80                         $    1.86                        $   (3.45)
                          =========                         =========                        =========





    The Notes to Financial Statements are integral part of these statements.

                          STERLING DRILLING FUND 1984-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                   Limited           General
                                   Partners          Partners           Total
                                 ------------      ------------      ------------
Balance at December 31, 1998     $  1,033,627      $      1,845      $  1,035,472
Partners' contributions                    --             1,890             1,890
Distributions to partners             (23,090)           (5,817)          (28,907)
Net Income/(Loss)                     (31,908)            1,552           (30,356)
                                 ------------      ------------      ------------
Balance at December 31, 1999          978,629              (530)          978,099
Partners' contributions                    --             4,303             4,303
Distributions to partners             (23,090)           (5,823)          (28,913)
Net Income                             17,191            13,335            30,526
                                 ------------      ------------      ------------
Balance at December 31, 2000          972,730            11,285           984,015
Partners' contributions                    --               427               427
Distributions to partners             (23,090)           (5,817)          (28,907)
Net Income                             90,548            33,339           123,887
                                 ------------      ------------      ------------
Balance at December 31, 2001     $  1,040,188      $     39,234      $  1,079,422
                                 ============      ============      ============



  The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1984-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                                 2001              2000               1999
                                             ------------      ------------      ------------
Cash Flows From Operating Activities:
   Net Income (Loss)                         $    123,887      $     30,526      $    (30,356)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation, depletion and
        Amortization                               51,784            48,239            54,311
      Changes in Assets and Liabilities:
         Increase (Decrease) in Due from
         affiliates                                 5,734           (10,913)              427
                                             ------------      ------------      ------------
              Net Cash Provided by
                 Operating Activities             181,405            67,852            24,382
                                             ------------      ------------      ------------
Cash Flows From Investing Activities:
    Equipment purchases                                --           (53,815)               --
                                             ------------      ------------      ------------
         Net Cash Used by Investing
           Activities                                  --           (53,815)               --
                                             ------------      ------------      ------------
Cash Flows From Financing Activities:
     Partners' contributions                          427             4,303             1,890
     Distributions to partners                    (28,907)          (28,913)          (28,907)
                                             ------------      ------------      ------------
          Net Cash Used in Financing
            Activities                            (28,480)          (24,610)          (27,017)
                                             ------------      ------------      ------------
Net Increase (decrease) in cash and cash
   Equivalents                                    152,925           (10,573)           (2,635)
Cash and cash equivalents, beginning of
   Year                                            30,740            41,313            43,948
                                             ------------      ------------      ------------
Cash and cash equivalents, end of year       $    183,665      $     30,740      $     41,313
                                             ============      ============      ============



  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of- production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See
Note 4)

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

(3)      Oil and Gas Properties:

         The Partnership acquired leases or farmouts from PEMC at its cost. Cost is defined as any amount paid for delay rentals, lease bonuses, if any, surveys and other expenses including such portion of any of the general partners', or their affiliates' reasonable, necessary and actual expenses for geological, geophysical, seismic, land, engineering, drafting, accounting, legal and other services. The Partnership currently pays royalties of approximately 12.5% to 18.4% of the selling price of the oil and gas extracted.The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2001, 2000 and 1999:

                                                   2001           2000           1999
                                                ----------     ----------     ----------

         Average sales price per MCF of gas     $     5.57     $     3.55     $     2.52
         Average sales price per BBL of oil
          And other liquids                     $    22.74     $    24.74     $    15.24
         Production expense per dollar of
          Operating revenue                     $     0.48     $     0.58     $     0.54

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2002. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2001, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                               (Unaudited)
                                     ------------------------------
                                       GAS (MCF)         OIL (BBL)
                                     ------------      ------------
Reserves as of December 31, 1998        1,454,877            26,916
Revisions of previous estimates          (122,972)             (962)
Production                                (74,561)           (2,005)
                                     ------------      ------------

Reserves as of December 31, 1999        1,257,344            23,949
Revisions of previous estimates           255,871             2,458
Production                                (75,278)           (2,175)
                                     ------------      ------------

Reserves as of December 31, 2000        1,437,937            24,232
Revisions of previous estimates            85,927             3,189
Production                                (85,639)           (1,857)
                                     ------------      ------------

Reserves as of December 31, 2001        1,438,225            25,564
                                     ============      ============

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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2001, 2000 or 1999.

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                    Limited         General
                                                                    Partners        Partners
                                                                    --------        --------
          Participation in Costs:
            Sales commissions and dealer manager fees                 100%             0 %
            Offering costs other than $75,000
             paid by the Partnership and the
             Sterling Drilling Fund 1984-1, L.P.                        0%            100%
            Management fee                                            100%              0%
            Lease acquisition costs                                    94%              6%
            Drilling and completion costs                              94%              6%
            General and administrative expenses                        79%             21%
            Production operator's fee                                  79%             21%
            Operating expenses                                         79%             21%
            All other costs                                            94%              6%
          Participation in Revenues:
            Sale of production                                         79%             21%
            Sale of properties                                         94%              6%
            Sale of equipment                                          94%              6%
            All other revenues                                         94%              6%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 2001 and 2000, represents net revenue collected by and costs incurred on behalf of the Partnership by PEC or its subsidiaries.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $477 for each producing gas well and $666 for each producing or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(6)      Transactions With Affiliates - (Cont'd):

                  percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 2001, 2000 and 1999, $126,187, $96,642, and $76,064, and, of production operators fees were incurred respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2001 , $28,985 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2001, and 2000 for which it was billed $12,679, and $12,136 respectively.


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

         During 2001, 2000 and 1999, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $84,000, $60,000 and $60,000 respectively.

(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

(8)      Federal Income Taxes:

                                                               Year Ended December 31,
                                                  ------------------------------------------------
                                                      2001              2000               1999
                                                  ------------      ------------      ------------
Net income as reported on the
 Partnership's federal income tax return          $    175,671      $     21,245      $     21,545

Recompletion costs reported differently for
financial reporting purposes and
 for income tax reporting purposes                                        53,815                --

Depreciation, depletion and amortization for
income tax purposes in excess of (less than)
financial reporting amount                             (51,784)          (44,534)          (51,901)
                                                  ------------      ------------      ------------
 Net income (loss) per accompanying financial
 statements                                       $    123,887      $     30,526      $    (30,356)
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

(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

Purchaser                     2001         2000         1999
---------                   --------     --------     --------

Dominion Field Services     $476,721     $255,086     $187,665
Clearfield Appalachian      $ 42,231     $ 53,802     $ 30,553

The Partnership renewed its gas purchase contracts in December, 2001 resulting in a gas contract price based upon spot market pricing.

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

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                    Balance at                                                            Balance
                                    Beginning         Additions                           Other            at End
                                     of Year           at Cost        Retirements        Changes          of Year
                                   ------------     ------------     ------------     ------------     ------------

Year Ended December 31, 2001:
  Leasehold costs                  $    323,260     $         --     $         --     $         --     $    323,260
  Wells and related facilities        7,712,699               --               --               --        7,712,699
                                   ------------     ------------     ------------     ------------     ------------
                                   $  8,035,959     $         --     $         --     $         --     $  8,035,959
                                   ============     ============     ============     ============     ============



Year Ended December 31, 2000:
  Leasehold costs                  $    323,260     $         --     $         --     $         --     $    323,260
  Wells and related facilities        7,658,884           53,815               --               --        7,712,699
                                   ------------     ------------     ------------     ------------     ------------
                                   $  7,982,144     $     53,815     $         --     $         --     $  8,035,959
                                   ============     ============     ============     ============     ============


Year Ended December 31, 1999:
  Leasehold costs                  $    323,260     $         --     $         --     $         --     $    323,260
  Wells and related facilities        7,658,884               --               --               --        7,658,884
                                   ------------     ------------     ------------     ------------     ------------
                                   $  7,982,144     $         --     $         --     $         --     $  7,982,144
                                   ============     ============     ============     ============     ============

                                                                     SCHEDULE VI

                       STERLING DRILLING FUND 1984-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES


              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                    Balance at       Charges to                                           Balance
                                    Beginning        Costs and                           Other            at End
                                     of Year          Expenses       Retirements        Changes           of Year
                                   ------------     ------------     ------------     ------------     ------------

Year Ended December 31, 2001:
  Wells and related facilities     $  6,827,236     $     49,761     $         --     $         --     $  6,876,997
  Leasehold costs                       287,275            2,023               --               --          289,298
                                   ------------     ------------     ------------     ------------     ------------
                                   $  7,114,511     $     51,784     $         --     $         --     $  7,166,295
                                   ============     ============     ============     ============     ============



Year Ended December 31, 2000:
  Wells and related facilities     $  6,780,881     $     46,355     $         --     $         --     $  6,827,236
  Leasehold costs                       285,391            1,884               --               --          287,275
                                   ------------     ------------     ------------     ------------     ------------
                                   $  7,066,272     $     48,239     $         --     $         --     $  7,114,511
                                   ============     ============     ============     ============     ============


Year Ended December 31, 1999:
  Wells and related facilities     $  6,728,815     $     52,066     $         --     $         --     $  6,780,881
  Leasehold costs                       283,146            2,245               --               --          285,391
                                   ------------     ------------     ------------     ------------     ------------
                                   $  7,011,961     $     54,311     $         --     $         --     $  7,066,272
                                   ============     ============     ============     ============     ============

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                         DESCRIPTION
        ------                         -----------

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