Form 10-Q
period 2002-03-31
STERLING DRILLING FUND 1984-1LP
filed 2002-05-14
CIK 748858


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Balance Sheets - March 31, 2002 and December 31, 2001.

Statements of Operations for the Three Months Ended March 31, 2002 and 2001.

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2002 and 2001.

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 2002, the General Partners have distributed $1,777,930 or 19.25% of original Limited Partner capital contributions to the Limited Partners.

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


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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acerage held by Sterling Drilling Fund 1984-1 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations -

The Partnership's gas production decreased, from 21,639 MCF in 2001 to 17,644 MCF in 2002 The Partnership's average price per MCF and per barrel decreased from $5.96 per MCF in 2001 to $2.69 per MCF in 2002. The combination of both price and production decreases resulted in an overall operating revenue to change from $138,667 in 2001 to $55,251 in 2002. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be


paid based upon monthly spot market prices through May 2002. The General Partners' have elected to sell a substantial portion of the gas delivered under this contract during June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

Production expenses decreased $66,625 in 2001 to $47,444 in 2002. Production expenses include labor, repairs, location costs and variable cost. Variable costs are typically those lease operating expenses that fluctuate based on production volumes. Production expenses, during 2002, were limited to normal maintenance and upkeep of the wells and well sites. During 2001 the wells and well sites required additional maintanence work as well as having higher variable cost due to increased volumes.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operation of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2001 and 2002 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to manage third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2001 or during the first three months of 2002. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1984-1
(Registrant)

By: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 13, 2002
(Date)


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$208,187	$183,665
Due from affiliates	0	26,093
	--------------	--------------
Total current assets	208,187	209,758
	--------------	--------------

Oil and Gas properties -
Successful efforts method:
Leasehold costs	323,260	323,260
Well and related facilities	7,712,699	7,712,699
	--------------	--------------
Subtotal	8,035,959	8,035,959
Less accumulated depreciation, depletion and amortization	(7,178,514)	(7,166,295)
	--------------	--------------
	857,445	869,664
	--------------	--------------
Total assets	$1,065,632	$1,079,422
	========	========

Liabilities and Partner's Equity
Current Liabilities:
Due to affiliates	$13,002	$0
	--------------	--------------
Total current liabilities	13,002	0
	--------------	--------------
Partner's Equity
Limited partners	1,017,305	1,040,188
General partners	35,325	39,234
	--------------	--------------
Total partners' equity	1,052,630	1,079,422
	--------------	--------------
Total liabilities and partner's equity	$1,065,632	$1,079,422
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$43,648	11,603	$55,251
Other income	1,100	292	1,392
Interest income	729	47	776
	----------	----------	----------
Total Revenue	45,477	11,942	57,419
	----------	----------	----------

Costs and Expenses:
Production expense	37,481	9,963	47,444
General and administrative to a related party	16,590	4,410	21,000
General and administrative	2,803	745	3,548
Depreciation, depletion and amortization	11,486	733	12,219
	----------	----------	----------
Total Costs and Expenses	68,360	15,851	84,211
	----------	----------	----------
Net Income (Loss)	$(22,883)	(3,909)	$(26,792)
	======	======	======
Net Income (Loss) per equity unit	$(2.48)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$109,547	29,120	$138,667
Other income	0	0	0
Interest income	360	96	456
	----------	----------	----------
Total Revenue	109,907	29,216	139,123
	----------	----------	----------

Costs and Expenses:
Production expense	52,634	13,991	66,625
General and administrative to a related party	16,590	4,410	21,000
General and administrative	3,192	848	4,040
Depreciation, depletion and amortization	11,128	710	11,838
	----------	----------	----------
Total Costs and Expenses	83,544	19,959	103,503
	----------	----------	----------
Net Income(loss)	$26,363	9,257	$35,620
	======	======	======
Net Income(loss) per equity unit	$2.85
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2000	$972,730	$11,285	$984,015
Partners' contributions	0	427	427
Distributions	(23,090)	(5,817)	(28,907)
Net Income(Loss)	90,548	33,339	123,887
	--------------	--------------	-------------
Balance at December 31, 2001	1,040,188	39,234	1,079,422
Partners' contributions	0	0	0
Net Income(Loss)	(22,883)	(3,909)	(26,792)
	--------------	--------------	--------------
Balance at March 31, 2002	$1,017,305	$35,325	$1,052,630
	========	=======	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2002	Three months Ended March 31, 2001

Net cash provided by (used in) operating activities	$24,522	$43,897
	-------------	-------------

Cash flows from financing activities:
Partner's contributions	0	933
Distribution to partners	0	0
	-------------	-------------
Net cash (used in) financing activities	0	933
	-------------	-------------
Cash flows from investing activities:
Investments in wells and well related facilities	0	(31,338)
	-------------	-------------
Net cash (used by) investing activities	0	(31,338)
	-------------	-------------
Net increase(decrease) in cash and cash equivalents	24,522	13,492

Cash and cash equivalents at beginning of period	183,665	30,740
	-------------	-------------
Cash and cash equivalents at end of period	$208,187	$44,232
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1984-1

(a New York limited partnership)

Note to Financial Statements

March 31, 2002

1. The accompanying statements for the period ending March 31, 2002 are unaudited but reflect all adjustments necessary to present fairly the results of operations.